Form 10-K
period 2016-12-31
SEITEL INC
filed 2017-02-16
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes  ☐    No  ☒
The equity interests in the registrant are not held publicly. On February 13, 2017, there were a total of 100 shares of common stock, par value $0.001 per share, outstanding.

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
As of February 2017, we own approximately 44,300 square miles of onshore 3D data, consisting of 30,350 square miles in the United States (69%) and 13,950 square miles in Canada (31%). We have a leading market position in key geographies in the North American unconventional onshore oil and gas plays where exploration and production (“E&P”) companies have been focusing their efforts in recent years. Approximately 55% of our onshore 3D library is comprised of data located in unconventional plays. In 2015, we began to expand our data library coverage into Mexico through the reprocessing of existing two-dimensional (“2D”) data which can be licensed to E&P companies.
Our business model is to acquire data selectively in geological formations that we believe will support drilling from a variety of oil and gas producers over an extended period of time. We design and manage new surveys and license them to initial clients which typically fund a significant portion (55% to 75%) of the total cost of each survey (referred to as “client underwriting”). Seitel typically owns 100% of the acquired data and licenses the data to additional parties on a non-exclusive basis (referred to as “resales”). Such resales are unlimited in both time and amount and require minimal incremental cash costs. Since embarking on our investment in unconventional data in 2008, we have achieved, on a historical basis, a payback period on these investments of about three to four years on average despite some slowdown in returns in the recent industry downturn. Our long-lived, diverse data library built over three decades continues to provide value to our customers, with 59% of our 2016 3D onshore resale revenue coming from data over five years old.

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
We serve a market which includes over 1,500 companies in the oil and gas industry. Our customers include large independent and major integrated oil and gas companies as well as small and mid-cap E&P companies. The importance of geological data in the exploration and development process drives demand for data in our library. Specifically, our customers use seismic data to identify geographical areas where subsurface conditions are favorable for oil and gas exploration and to optimize development and production of oil and gas reserves. Seismic data provides valuable insight for operators including a target zone's thickness, as well as faulting pattern complexity, helping with the design of horizontal drilling programs and minimizing the potential for uneconomic wells.

To support our seismic data licensing business and our clients, we maintain warehouse and electronic storage facilities at our Houston, Texas headquarters and our Calgary, Alberta locations. Through our Seitel Solutions business unit (“Solutions”), we offer the ability to access and interact with the seismic data we own and market via a standard web browser and the Internet.

From 2014 through 2016, approximately 98% of our revenues were generated from customers underwriting data acquisitions and revenue from licensing of seismic data. Other revenues during these years were primarily derived from Solutions for reproduction and delivery of seismic data licensed by our clients. See Note L to Consolidated Financial Statements for information about our revenue by geographical area.
We are a private company controlled by ValueAct Capital Master Fund, L.P. (“ValueAct”) and funds managed by affiliates of Centerbridge Partners, L.P. (“Centerbridge”). We are incorporated under the laws of the State of Delaware. Our principal executive offices are in Houston, Texas.
Description of Operations
Seismic Data
E&P companies consider seismic data an important tool in finding and exploiting hydrocarbons. E&P companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success, to better delineate existing oil and gas fields and to augment their reservoir completion and management techniques. In unconventional plays, E&P companies use seismic data as a development tool to better identify efficient drilling plans and maximize production by identifying and understanding a series of critical characteristics of the targeted resource. The cost of seismic data represents a small portion of the total cost of most projects, but provides substantial benefits to operators. 3D seismic data provides a graphic depiction of the earth’s subsurface from two horizontal dimensions and one vertical dimension, rendering a more detailed picture than 2D data, which presents a cross-sectional view from one vertical and one horizontal dimension. The more comprehensive geophysical information provided by 3D surveys significantly enhances an interpreter’s ability to evaluate the probability of the existence and location of oil and gas deposits as well as the target zone’s thickness and faulting pattern complexity. However, the cost to create 3D seismic data is significantly more than the cost to create 2D seismic data. As a result, 2D data continues to be used by clients for preliminary, broad-scale exploration evaluation, as well as in determining the location and design of 3D surveys. 3D surveys can then be used for more detailed analysis to maximize actual drilling potential and success.

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
Management believes the level of resales from various vintages of our seismic data is useful in assessing the resiliency and value of our seismic data library. Management considers estimated longevity of and foreseeable demand for data in determining whether to undertake new data acquisition projects. For the year ended December 31, 2016, resale revenue from 3D onshore data was recognized from net historical investments made in the indicated periods (in thousands):

	Resale Revenue	Percentage	Net Investment (1)	Percentage
Investments prior to 2012	$39,305	59%	$586,658	72%
Investments 2012 through 2016	27,722	41%	225,544	28%
Total 3D onshore	$67,027	100%	$812,202	100%

(1)
Net investment, a non-GAAP measure, reflects total data cost less client underwriting before fair value adjustments resulting from the 2007 merger between Seitel Acquisition Corp. with and into Seitel, Inc. (the “Merger”). The GAAP measure to which historical net investment is most directly comparable is net book value. We believe that the presentation of historical net investment is important as it reflects our capital investment in our seismic data library net of the portion underwritten by our customers. For a reconciliation of historical net investment to net book value, see “Reconciliation of Historical Net Investment to Net Book Value” below.

The following presents a reconciliation of resale revenue for 3D onshore data to total revenue for the year ended December 31, 2016 (in thousands):

Total resale revenue – 3D onshore	$67,027
Other revenue components:
Other resale revenue (principally 2D and offshore)	3,969
Acquisition underwriting revenue	21,458
Solutions and other revenue	2,092
Total revenue	$94,546
Reconciliation of Historical Net Investment to Net Book Value
The following presents a reconciliation of historical net investment for 3D onshore data (a non-GAAP financial measure) to net book value of our seismic data library at December 31, 2016 (the most directly comparable GAAP financial measure) (in thousands):

Historical net investment in seismic data – 3D onshore	$812,202
Add:
Acquisition underwriting revenue – 3D onshore	942,438
Other seismic data investment (principally 2D and offshore)	385,154
Foreign currency translation	24,058
Seismic projects in progress	14,328
Fair value adjustment resulting from the Merger	275,235
Less:
Historical impairment charges	(112,923)
Accumulated amortization (including historical amounts pre-Merger)	(2,224,570)
Net book value	$115,922
Data Library Overview
We believe our data library is one of the largest onshore 3D databases available for licensing in North America. We have built our onshore 3D library over more than 20 years with approximately $1.8 billion in gross investments and we view our library as an asset that would be time- and cost-prohibitive for others to replicate. Approximately 55% of our onshore 3D library is comprised of data located in unconventional plays. We believe we are well positioned due to the geographic diversity of our data library, including data in oil-focused and liquids-rich plays such as the Eagle Ford/Woodbine, Permian Basin, Niobrara/Bakken, Utica/Marcellus, Anadarko Basin, Montney and Duvernay and in natural gas-focused plays such as the Haynesville, Louisiana Cotton Valley and Horn River, with over 24,000 miles of data in unconventional areas.
Our library also consists of data targeted at conventional plays in both the U.S. and Canada. We also own a library of 3D offshore data covering parts of the shelf and certain deep water areas in the Western and Central U.S. Gulf of Mexico. In addition, we own or manage approximately 1.1 million linear miles of 2D data concentrated primarily in North America, both onshore and offshore.

In 2015, we began to expand our data library coverage into Mexico. We are reprocessing existing onshore 2D data owned by the Mexican government and have the rights to license the reprocessed data to E&P companies.

The following table describes our 3D seismic data library as of February 13, 2017:

	Completed Surveys			Surveys in Progress
3D Data Library	Square Miles (1)		Percentage of Subtotal	Square Miles (1)

Eagle Ford/Woodbine	7,500		25%	50
Niobrara/Bakken	2,750		9%	—
Utica/Marcellus	1,500		5%	—
Haynesville	1,200		4%	—
Permian	1,100	(2)	4%	—
Anadarko Basin	800		3%	—
Louisiana Cotton Valley	500		2%	150
Conventional 3D	15,000		48%	—
Total U.S. Onshore	30,350		100%	200

Duvernay	4,000		29%	—
Montney	3,950		28%	50
Horn River	1,050		8%	—
Conventional 3D	4,950		35%	—
Total Canada	13,950		100%	50

Total 3D Onshore	44,300		81%	250

U.S. Offshore	10,500		19%	—

Worldwide Total	54,800		100%	250

(1)Square miles reflect mileage net to our revenue interest.
(2)We also broker approximately 3,200 square miles of data in the Permian on behalf of certain E&P companies.

Our data library is a highly valuable asset that has historically generated strong returns on capital. The technical and informational usefulness of our data has generally not declined over time. Demand for data is driven by the level and location of customer exploration and development activity and not the age of the data. Because of our positioning in favorable geographies and the long life of the data, we believe there is significant built-in potential for repeat licensing of data at little or no marginal cost. The existing library is highly defensible as the customer’s cost of licensing data is typically much lower than the cost of creating a new survey. We believe there is little incentive for competitors to survey areas where we already have data.
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
Mexico: We are reprocessing existing onshore 2D data owned by the Mexican government and have the rights to license the reprocessed data to E&P companies. As of February 13, 2017, we have been granted approvals for and have already begun licensing three areas totaling approximately 8,300 linear miles.
Data Library Growth
We regularly add to our library of seismic data by: (1) recording new data, (2) buying ownership of existing data for cash, (3) obtaining ownership of existing data through non-monetary exchanges and (4) creating new value-added products from data existing within our library.
Underwritten Data Acquisitions: We design and manage new seismic surveys that are specifically suited to the geology and environmental conditions of the area using the most appropriate technology available. Typically, one or more customers will underwrite or fund a significant portion of the direct cost in exchange for a license or licenses to use the resulting data. Under the terms of these licenses, the customers may occasionally have a limited exclusivity period. We consider the contracts executed up to the time we make a firm commitment to create the new seismic survey as underwriting or pre-funding. Any subsequent licensing of the data while the survey is in progress or once it is completed is considered a resale license. Almost all of our new data acquisition activity during 2016 occurred in the U.S., with a focus in the Louisiana Cotton Valley and the Permian. All field work on these projects is outsourced to subcontractors. A significant percentage of the data processing for our U.S. and Canadian projects is processed by our internal data processing group located in Houston. We employ experienced geoscientists who design seismic programs and oversee field acquisition and data processing to ensure the quality and longevity of the data created.
Cash Purchases: We purchase data for cash from oil and gas companies, other seismic companies or financial investors in seismic data when opportunities arise and that meet our investment criteria.
Non-Monetary Exchanges: We grant our customers a non-exclusive license to selected data from our library, provide reproduction services or provide data processing services (or some combination of those items) in exchange for ownership of seismic data from the customer. The data that we receive is distinct from the data that is licensed to our customer. These transactions will tend to be for individual surveys or groups of surveys, rather than whole libraries. Occasionally, we also use non-monetary exchanges in conjunction with data acquisitions and cash purchases. In addition, we may receive advanced data processing services on certain existing data in exchange for a nonexclusive license to selected data from our library.
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
Competitive Strengths
We believe we have the following competitive strengths:
Large and Diverse Data Library with Leading Market Position in Key Oil and Gas Producing Regions: We believe we have one of the largest onshore 3D seismic data libraries available for licensing in North America. Our data covers a diverse range of oil and gas producing regions in the United States and Canada and we believe it provides us with leading positions in oil, liquids-rich and natural gas unconventional plays as well as conventional areas. As of February 2017, we have over 24,000 square miles of unconventional 3D data. As industry activity dictates, we will focus on further development of existing plays where our clients are active. Our competitive advantage is driven by our ability to:

•	successfully bid for new seismic surveys that are in our areas of focus as a result of our knowledge of data return characteristics for similar data in our existing library;

•	creatively market our data library with an innovative strategy, which includes tailoring licenses to meet our clients’ needs;

•	generate client trust by delivering surveys on time that meet oil and gas client requirements particularly those clients that are early participants; and

•	retain and grow valuable client relationships.

With one of the largest onshore seismic data libraries in the active North American oil and natural gas basins, we have an established competitive position. Since 1994, we have invested approximately $2.1 billion to build our data library, with a gross investment of approximately $1.8 billion, $0.8 billion net of underwriting, in onshore 3D data. We believe that the current replacement cost of our seismic library significantly exceeds our original investment, and that our broad geographic coverage and strong presence in the active North American onshore oil and gas basins coupled with our domain expertise creates significant barriers to replication and a defensible market position. We believe competitors will generally not shoot over areas already in our library because it is not economically viable to do so.
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
We have proven our ability to license onshore data for extended periods after its creation. For the year ended December 31, 2016, 59% of total resale revenue for 3D onshore data came from data acquired before 2012.
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
We operate with a low cost structure by maintaining an efficient base of assets and employees. We do not own seismic acquisition equipment or employ seismic acquisition crews, but engage, as required, third-party contractors with qualified equipment to shoot new data. We believe this, in addition to the majority of our capital expenditures being discretionary, minimizes our ongoing capital requirements and results in substantially less volatility in cash flows by enabling us to respond quickly to changes in demand. In addition, the creation of new surveys provides cost-effective growth opportunities because we impose strict capital investment thresholds with targeted underwriting levels averaging 60% to 70% and typically do not start work on new acquisition programs without an underwriting commitment. Additionally, we may seek higher levels of underwriting in order to minimize our cash investment while still adding new data to our library. In 2016, underwriting revenue exceeded new seismic acquisition costs, resulting in an overall underwriting level of 113%. Average underwriting levels in 2015 and 2014 were 63% and 69%, respectively.
Seismic Data Has an Attractive Value Proposition Among Our Blue Chip Customer Base: Our data is key to oil and gas exploration and development activity. Understanding geological structure maximizes production and returns on client investments; however, seismic data purchases represent a small fraction of total drilling and completion costs. We serve a market that includes over 1,500 companies in the oil and gas industry. Our customer base ranges from some of the largest independent oil companies in the world to small, single-basin E&P companies and also includes global oil and gas companies, typically with very little customer concentration.

We believe that the quality of our data, the breadth of its coverage in the major active onshore basins in North America and our longstanding commitment to client service enables us to attract top-tier clients and maintain and grow existing client relationships. These relationships also create access to additional data surveys and sales opportunities.
Experienced Management Team: Our executive management team is comprised of individuals with an average of over 25 years of relevant experience. Robert Monson, our CEO and President, has more than 30 years of industry experience, while Marcia Kendrick, our CFO, joined us in 1993 and has over 25 years of industry experience. Richard Kelvin, our CTO and President of Seitel Canada Ltd. and Randy Sides, our President of Seitel Data, Ltd., both also have over 25 years of industry experience. Our expertise is in the selection, design and management of seismic surveys. We also believe we maintain the largest sales and marketing group in the industry.
Corporate Strategy
Underwritten Data Acquisitions: We add data to our library primarily by contracting with third-party specialist service providers to create new subsurface geological data, which we design and own. Typically, one or more customers will underwrite or fund a significant portion of the direct cost of a seismic survey in exchange for a license or licenses to use the resulting data. The relatively high level of underwritten acquisition costs, typically 55% to 75% of the cost of the survey, lowers our initial capital requirements and enhances our return on investment. We maintain a disciplined return on investment approach to capital expenditures. We only intend to pursue new acquisition projects if we believe that conditions exist for repeated licensing of the same data over an extended period of time. We typically seek significant underwriting commitments before undertaking new acquisition projects as underwriting levels are generally a predictor of long-term demand for seismic data. We target an average of 60% to 70% underwriting level for all new seismic acquisition projects on an aggregate basis and may target higher underwriting levels in periods of industry downturn. We achieved 113% average underwriting levels for 2016 and achieved 63% and 69% average underwriting for new seismic acquisition projects in 2015 and 2014, respectively. Additionally, when acquiring 3D surveys, we consider the proximity to 3D surveys already in the library. We believe that there is greater value in contiguous data, or reasonably close concentrations of surveys in a single area. We typically own 100% of the acquired data and license the data to additional parties on a non-exclusive basis. Such resales are unlimited in both time and amount and require no to minimal incremental cash costs. Our long-lived, diverse data library built over three decades continues to provide value to our customers, with 59% of our 2016 3D onshore resale revenue coming from data over five years old.
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
Industry Overview
Overview of Seismic Data: E&P companies consider seismic data an important tool in finding and exploiting hydrocarbons. E&P companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success, to better delineate existing oil and gas fields and to augment their reservoir completion and management techniques. Historically, seismic data was tied to exploration capital expenditures, which are significantly more volatile, as E&P companies used seismic data to increase the success rate of discovering hydrocarbon deposits. With the shift to unconventional plays, E&P companies use seismic data in those plays as a development tool to better identify efficient drilling plans and maximize production by identifying and understanding a series of critical characteristics of the targeted resource. The cost of seismic data represents a small portion of the total cost of drilling and completion for most projects, but provides substantial benefits to operators, including minimizing potential for uneconomic wells.
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
North American Oil and Gas Markets: The emergence of shale and other unconventional plays has led to significant increases in production of oil and natural gas in North America. Beginning in the fourth quarter of 2014 and continuing throughout 2015 and into early 2016, oil prices declined significantly because of continued high production and high global inventories. As a result of these price declines, E&P companies reduced their capital expenditure budgets in 2015 and further in 2016 in an effort to protect cash flows, resulting in reduced drilling. U.S. E&P operators cut cost structures, generated drilling efficiencies and obtained service cost concessions to lower their cost of drilling. In the fourth quarter of 2016, OPEC and non-OPEC producers agreed to cut oil production beginning in early 2017 which led to rising and stabilizing oil prices. This improvement in oil prices has resulted in increased rig counts and seems to indicate the bottom of the cycle has been reached. Current E&P spending surveys indicate capital spending in North America by E&P companies is expected to increase approximately 30% to 45% in 2017.
The Energy Information Administration (“EIA”) expects U.S. crude oil production to increase in 2017 after experiencing declines in 2016. Based on the EIA’s Short-Term Energy Outlook dated January 10, 2017, the EIA expects U.S crude oil production to average 9.0 million barrels per day in 2017 and 9.3 million barrels per day in 2018 compared to 8.9 million barrels per day in 2016. Global consumption is expected to grow by 1.6 million barrels per day in 2017 and 1.5 million barrels per day in 2018. In its January 2017 report, the EIA predicts the price of West Texas Intermediate crude oil to average $52.50 per barrel in 2017 and $55.18 per barrel in 2018, as compared to the average of $43.33 in 2016.
In this same report, the EIA projects that total U.S. natural gas production will average 73.8 billion cubic feet per day (Bcf/d) in 2017 and 76.6 Bcf/d in 2018 compared to 72.4 Bcf/d in 2016. U.S. natural gas consumption is expected to grow slightly, averaging 75.4 Bcf/d in 2017 and 76.9 Bcf/d in 2018 compared to 75.1 Bcf/d in 2016. The EIA expects natural gas working inventories to be 3% to 5% below its most recent 5-year average. The EIA predicts that natural gas spot prices will show significant improvement in 2017 and 2018, with an average of $3.55 per million British thermal units (MMBtu) in 2017 and $3.73 per MMBtu in 2018 as compared to the average of $2.51 per MMBtu in 2016.
We are anticipating 2017 to be the first year of recovery in upstream capital spending due to improved commodity prices. However, uncertainty remains as to the effectiveness and duration of the concurrent OPEC and non-OPEC production cuts, which could influence oil prices in either direction. Also, the potential for efficiency gains and cost reductions from non-OPEC producers in the higher price environment could result in additional volumes of supply that could put downward pressure on oil prices. We remain cautiously optimistic that we will see improvements in seismic spending from our E&P clients in 2017.

Importance of Seismic Data: We believe the use of 3D seismic data will continue to be an important part of oil and gas companies’ exploration and development projects as they are continually looking to reduce drilling risk, decrease oil and natural gas finding costs and increase the efficiencies of reservoir location, delineation, completion and management. In addition, we believe that seismic data is a key component of oil and gas production activity in the unconventional plays. Seismic data can provide a wealth of insight into the targeted resource, including areal extent, depth, thickness, faulting patterns and a number of complex rock properties. Such insights enhance our customers’ ability to design efficient and productive horizontal drilling and fracking programs. Understanding these unique features is critical for our customers as they develop their horizontal drilling plans, which can result in lateral drilling that reaches over one mile in each direction.
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
Backlog
At February 13, 2017, we had gross capital expenditure commitments related to data creation projects of approximately $17.4 million. We anticipate that the majority of this backlog will be recognized over the next 12 months. This is compared to gross capital expenditure commitments at February 16, 2016 of $16.5 million.
Seitel Solutions
To support our seismic data licensing business and our clients, we maintain warehouse and electronic storage facilities at our Houston, Texas headquarters and our Calgary, Alberta locations. Through our Solutions business unit, we offer the ability to access and interact with the seismic data we own and market via a standard web browser and the Internet. Using proprietary technology, we store, manage, access and deliver data, tapes and graphic cross-sections to our licensees. In addition, Solutions offers use of its proprietary quality control software to the seismic brokerage community principally in Calgary, Alberta, Canada. We also offer data management services to select clients.
Customers
We market our seismic data to a varied customer base. Our customers include independent oil and gas companies, major integrated oil and gas companies and national oil companies, as well as small and mid-cap E&P companies and private prospect generating individuals. One customer accounted for more than 10% of our total revenue during the year ended December 31, 2016, totaling approximately $15.4 million (16.3%). During the year ended December 31, 2015, two customers accounted for more than 10% of our revenue, totaling approximately $14.5 million (14.5%) and $12.5 million (12.5%) of our revenues each. One customer accounted for approximately $25.7 million (13.0%) of our revenue during the year ended December 31, 2014. We believe that the quality of our data, the breadth of its coverage in the major active North American basins and our longstanding commitment to client service enables us to attract top-tier clients. Because we do not acquire data speculatively, strategic relationships with our customers have been and will continue to be critical to our growth. We do not believe that the loss of any single customer would have a material adverse impact on our business, cash flows or results of operations.
Competition
The creation and licensing of seismic data is competitive. Customers consider several factors, including location of data, price, technological expertise and reputation for quality and dependability, when choosing a service provider. There are a number of geophysical companies that create, market and license seismic data and maintain seismic data libraries. Rather than outsourcing their seismic data activities, some oil and gas companies create their own seismic data libraries, which they license to others. Our largest competitors, many of whom are engaged in acquiring seismic data, as well as maintaining a data library, are CGG; Geokinetics, Inc.; Geophysical Pursuit, Inc.; FairfieldNodal; Pulse Seismic Inc.; Seismic Exchange, Inc.; TGS Nopec; Vector Seismic Data Processing, Inc., a subsidiary of Schlumberger Limited,; and WesternGeco. Many of our competitors have substantially larger revenues and resources than we do.
Regulations
Our business operations and the demand for our products and services are subject to a variety of federal, provincial, state, foreign and local laws and regulations in the United States, Canada and Mexico, including requirements relating to environmental protection and worker health and safety laws. These regulations impose numerous obligations applicable to our operations including permitting before commencing regulated activities and the limitation or prohibition of seismic activities in environmentally sensitive or protected areas. Further, these laws, regulations and government policies may change as a result of political, economic or social climate. Stringent new and future laws, regulations and policies concerning hydraulic fracturing, greenhouse gas emissions and the use of renewable energy sources could negatively impact the operations of our customers. The Environmental Protection Agency (EPA) for example issued regulations in 2012 and 2015 which govern performance standards for the oil and natural gas industry and in 2014 issued a notice of proposed rulemaking regarding the reporting of the chemical substances and mixtures used in hydraulic fracturing. The federal Bureau of Land Management (BLM) published a final rule in March 2015 which establishes new or more stringent standards for performing hydraulic fracturing on federal and Indian lands. An injunction was issued in September, however, by the U.S. District Court of Wyoming, which bars implementation of this rule. On October 9, 2015, the U.S. Court of Appeals for the Sixth Circuit stayed the Clean Water Rule nationwide pending further action of the court. The court acknowledged that clarification of the Clean Water Act is needed and that “agencies conscientiously endeavored, within their technical expertise and experience, and based on reliable peer-reviewed science, to promulgate new standards to protect water quality that conform to the Supreme Court’s guidance.”
In response to this decision, the EPA and the Department of Army resumed nationwide use of the agencies’ prior regulations defining the term “waters of the United States.” Those regulations will be implemented as they were prior to August 27, 2015, by applying relevant case law, applicable policy, and the best science and technical data on a case-by-case basis in determining which waters are protected by the Clean Water Act. In another example, several legal initiatives and regulations have emerged seeking to reduce greenhouse gas emissions which the EPA has found to present a danger to public health and the environment. This includes regulations under existing provisions of the federal Clean Air Act that restrict emissions of greenhouse gases and require annual monitoring and reporting of greenhouse gas emissions from certain production sources in the United States. The adoption of these types of regulations, legislation or other regulatory initiatives and restrictions on hydraulic fracturing activities and greenhouse gas emissions could burden operators and adversely affect the production of crude oil and natural gas, which would, in turn, adversely affect our revenues and results of operations by decreasing demand for our seismic data and related services. For more information on hydraulic fracturing, see “Item 1A. Risk Factors” beginning on page 14. We invest financial and managerial resources to comply with these laws, regulations and related permit requirements. Various governmental authorities have the power to enforce compliance and penalize non-compliance with these laws and regulations as well as the permits issued under them. The inability to timely obtain required permits may result in delays in acquiring new data for our data library or may cause operating losses. As laws and regulations and our business change over time, the future cost of compliance is uncertain and could be material. Regulations which limit exploration or production activities by oil and gas companies could adversely affect us by reducing the demand for our seismic data. For example, in response to increased public concerns that hydraulic fracturing may adversely affect drinking water supplies, increase emissions of perceived greenhouse gases and/or adversely affect local community infrastructure, including, for example, through increased truck traffic, hydraulic fracturing has become the subject of controversy and increased opposition by certain environmental groups. It has been the subject of numerous private and governmental studies, and has triggered increased governmental regulation. While the process is typically regulated by state oil and gas commissions, several federal agencies including the EPA and BLM, have asserted regulatory authority over certain aspects of the process. Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing and regional or state agencies with control over the withdrawal of water used in hydraulic fracturing activities may impose stringent conditions on, or delay or prohibit, such water withdrawals. At the state level, a growing number of states have adopted legal requirements that could impose more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities. In addition, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Furthermore, several federal governmental agencies including the EPA are working with states and other key stakeholders to assess adverse impacts that hydraulic fracturing may have on drinking water or groundwater sources or otherwise to help ensure that natural gas extraction does not come at the expense of public health and the environment. The EPA’s final report, “Hydraulic Fracturing for Oil and Gas: Impacts from the Hydraulic Fracturing Water Cycle on Drinking Water Resources in the United States,” (EPA-600-R-16-236ES) was issued December 13, 2016. In the report, the EPA concluded that activities throughout the hydraulic fracturing water cycle - from water withdrawal through disposal of produced water - “can impact [and have impacted], drinking water resources under some circumstances.” In addition to finding that spills of hydraulic fracturing chemicals had sometimes reached drinking water resources, the EPA also identified incidents of the well injection process itself contaminating drinking water resources. EPA researchers concluded that six hydraulic fracturing activities are “more likely than others to result in more frequent or more severe impacts” to drinking water: water withdrawals; chemical spills; injection of fluids into wells with inadequate mechanical integrity; injection of fluids directly into groundwater; inappropriate discharge of fracturing wastewater into streams and lakes; and storage of fracturing wastewater in unlined pits.
With the new administration, new federal requirements on hydraulic fracturing are unlikely and regulations of fracking activities will likely fall to the states. This final report, as well as its enforcement and other agency studies, depending on any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing, which events could delay or curtail production of oil and natural gas by E&P operators, some of which are our customers, and thus reduce demand for our seismic data and related services. Additionally, any such decrease in the demand for our seismic data and related services could have a material adverse effect on our revenues and results of operations. Because of more stringent existing or any new federal, state or local legal restrictions related to the hydraulic fracturing process in areas where our E&P customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which could reduce demand for our seismic data and related services.
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
Employees
As of December 31, 2016, we and our subsidiaries had 82 full-time employees, including five executive officers, 16 marketing staff and 27 technical staff. None of our employees are covered by collective bargaining agreements and we consider our relationship with our employees to be good.
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

Item 1A. Risk Factors
The risks described below could materially and adversely affect our business and financial condition, as well as results of operations and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K. The risk factors described below are not the only risks we face. Our business, financial condition and results of operations may also be affected by additional factors that are not currently known to us or that we currently consider immaterial or that are not specific to us, such as general economic conditions.
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
Our industry and the oil and gas industry generally are subject to cyclical fluctuations. Demand for our services depends upon spending levels by oil and gas companies for exploration, production, development and field management of oil and natural gas reserves and, in the case of new seismic data creation, the willingness of these companies to forgo ownership in the seismic data. Capital expenditures by oil and gas companies for these activities depend upon several factors, including actual and forecasted prices of oil and natural gas and those companies’ short-term and long-term strategic plans. Oil and natural gas prices in turn depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. These events or conditions are generally not predictable and include, among other things:

•	the level of supply and demand, the expectations regarding future supply and demand, and the actual levels of production of oil and natural gas;

•	the level of prices, and expectations regarding future prices, for oil and natural gas;

•	the ability or willingness of the Organization of Petroleum Exporting Countries (OPEC) to increase or decrease production levels for oil;

•	oil and gas production levels by non-OPEC countries;

•
worldwide political, military and economic conditions, including social and political unrest in Africa and the Middle East and domestic and foreign governmental regulations and actions (including export restrictions, sanctions, taxes, repatriations and nationalizations);

•	geopolitical uncertainty in the United States and abroad;

•	technological advances affecting energy exploration, development, production and consumption;

•	price, availability and government subsidies for alternative fuels;

•	weather, including seasonal patterns that affect regional energy demand as well as severe weather events that can disrupt supply;

•	the ability of E&P companies to raise equity capital and debt financing or otherwise generate funds for exploration, development and production operations;

•	the cost of exploring for, developing and producing oil and natural gas;

•	the level of oil and natural gas reserves;

•	the rate of discovery of new oil and gas reserves and the decline of existing oil and gas reserves; and

•
the enactment and implementation of government policies, including environmental regulations and tax policies, regarding the exploration, production and development of oil and natural gas reserves and the use of fossil fuels and alternative energy sources.

Oil and natural gas prices are subject to significant volatility and there can be no assurance that oil and natural gas prices and demand will not decline again in the future. Low oil and natural gas prices and demand have resulted in decreased exploration and development spending by oil and gas companies, which could, in turn, impact our seismic data business. Additionally, increases in oil and gas prices may not always result in increased demand for our products and services or otherwise have a positive effect on our results of operations or financial condition. Our customers may adjust their exploration and development spending levels very quickly in response to any material change in oil and natural gas prices. Continued political instability (especially in the Middle East and other oil-producing regions) may lead to further significant fluctuations in demand and pricing for oil and gas or seismic data. Any future decline in oil and natural gas prices, a downturn in the oil and gas or seismic data industries, or sustained periods of reduced capital expenditures by oil and gas companies as a result of factors which are beyond our control, could have a material adverse effect on our results of operations and cash flow.

Increased regulation of hydraulic fracturing could result in reductions or delays in drilling and completing new oil and natural gas wells, which could adversely impact our revenues by decreasing the demand for our seismic data and related services.
Hydraulic fracturing is the process used by E&P operators of drilling and injecting fluid into a wellbore at high pressure in order to fracture rocks to release the gas or petroleum inside. The process involves the high pressure injection of water, proppants (typically sand) and chemicals into subsurface formations to stimulate gas and petroleum production. Due to public concerns that hydraulic fracturing may adversely affect drinking water supplies, increase emissions of perceived greenhouse gases and/or adversely affect local community infrastructure, including, for example, through increased truck traffic, hydraulic fracturing has become the subject of controversy and increased opposition by certain environmental groups. It has been the subject of numerous private and governmental studies, and has triggered increased governmental regulation. While the process is typically regulated by state oil and gas commissions, several federal agencies including the EPA and BLM, have asserted regulatory authority over certain aspects of the process. Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing and regional or state agencies with control over the withdrawal of water used in hydraulic fracturing activities may impose stringent conditions on, or delay or prohibit, such water withdrawals. At the state level, a growing number of states have adopted legal requirements that could impose more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities. In addition, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Furthermore, several federal governmental agencies including the EPA are working with states and other key stakeholders to assess adverse impacts that hydraulic fracturing may have on drinking water or groundwater sources or otherwise to help ensure that natural gas extraction does not come at the expense of public health and the environment. In June 2015, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that hydraulic fracturing activities have not lead to widespread, systemic impacts on drinking water sources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water sources. However, in January 2016, the EPA’s Science Advisory Board provided its comments on the draft study, indicating its concern that EPA’s conclusion of no widespread, systemic impacts on drinking water sources arising from fracturing activities did not reflect the uncertainties and data limitations associated with such impacts, as described in the body of the draft report. The EPA's final report, “Hydraulic Fracturing for Oil and Gas: Impacts from the Hydraulic Fracturing Water Cycle on Drinking Water Resources in the United States,” (EPA-600-R-16-236ES) was issued December 13, 2016 and clarified the findings of the agency’s June 2015 draft report. The EPA concluded that activities throughout the hydraulic fracturing water cycle - from water withdrawal through disposal of produced water - “can impact [and have impacted], drinking water resources under some circumstances.” In addition to finding that spills of hydraulic fracturing chemicals had sometimes reached drinking water resources, the EPA also identified incidents of the well injection process itself contaminating drinking water resources. One such incident resulted from improper well cementing, while another stemmed from a burst production casing. EPA researchers concluded that six hydraulic fracturing activities are “more likely than others to result in more frequent or more severe impacts” to drinking water: water withdrawals; chemical spills; injection of fluids into wells with inadequate mechanical integrity; injection of fluids directly into groundwater; inappropriate discharge of fracturing wastewater into streams and lakes; and storage of fracturing wastewater in unlined pits.
In a different political environment, regulators might have relied on the final report to support additional rulemaking at the federal level to protect drinking water resources from hydraulic fracturing impacts. With the new administration, new federal requirements on hydraulic fracturing are unlikely and regulation of fracking activities will likely fall to the states which may, under the incoming administration, not be anxious to issue new regulations or take aggressive enforcement action. According to the EPA, the understanding of potential impacts from hydraulic fracturing on drinking water resources will continue to improve over time as new information becomes available. This final report, as well as other studies, depending on any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing, which events could delay or curtail production of oil and natural gas by E&P operators, some of which are our customers, and thus reduce demand for our seismic data and related services. Additionally, any such decrease in the demand for our seismic data and related services could have a material adverse effect on our revenues and results of operations.
Because of more stringent existing or any new federal, state or local legal restrictions related to the hydraulic fracturing process in areas where our E&P customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which could reduce demand for our seismic data and related services.
Economic conditions could adversely affect demand for our seismic data and related services and could increase our credit risk of customer non-payment.
Prices for oil and natural gas fluctuate widely. Prolonged or substantial declines in crude oil and/or natural gas prices have resulted in many oil and gas companies significantly reducing their levels of capital spending, and such reduction could intensify which could result in reduced demand for our seismic data and related services as our customers’ operating cash flow decreases and the borrowing bases under their oil and gas reserve-based credit facilities are reduced. Prolonged or substantial declines in commodity prices could also result in decreases in our customers’ liquidity and capital resources, which could increase our credit risk of non-payment from such customers.
We are dependent on the availability of internally generated cash flow and financing alternatives to cover the costs of acquiring and processing seismic data for our data library that are not underwritten by our customers.
We invest additional capital in acquiring and processing new seismic data to expand our data library. A significant portion of these costs is underwritten by our customers, while the remainder is financed through the use of internally generated cash flow and other financing sources. We may use bank or commercial debt, the issuance of equity or debt securities or any combination thereof to finance these costs. There can be no assurance that our customers will continue to underwrite these costs at historical levels, or that we will have available internally generated funds or will be successful in obtaining sufficient capital through additional financing or other transactions, if required, on terms acceptable to us, to continue to invest in acquiring new seismic data. Any substantial alteration of or increase in our capitalization through the issuance of debt securities may significantly increase our leverage and decrease our financial flexibility. If we are unable to obtain financing on acceptable terms or at all, we may be forced to finance our operations with only internally generated funds, and if we are unable to generate sufficient funds internally, we may be unable to execute our business strategies.
Our working capital needs are difficult to forecast and may vary significantly, which could require us to seek financing that we may not be able to obtain on satisfactory terms, or at all.

Our working capital needs are difficult to predict with certainty as they fluctuate from quarter to quarter based on the level of activity of our business. This difficulty is due primarily to the timing of our projects, our customers' budgetary cycles and our receipt of payment. We may therefore be subject to significant and rapid increases in our working capital needs that could require us to seek financing sources. Restrictions in our debt agreement may impair our ability to obtain other sources of financing, and access to sources of financing may not be available on terms acceptable to us, or at all.

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

•
Regulatory changes that affect companies’ ability to drill, either generally or in a specific location where we have acquired seismic data, could materially adversely affect the value of the seismic data contained in our library. In addition, technology changes could also make existing data sets less desirable or obsolete.

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

Our customer data license agreements and acquisition agreements identify our proprietary, confidential information and require that such information is restricted to the licensee and must be kept confidential. However, we cannot ensure that unauthorized use, misappropriation or disclosure will not occur. The rise in bankruptcy filings in 2016 and in recent months by some of our customers places our data license agreements at risk of unauthorized assumption and/or assignment. If we are unable to prevent the assumption and/or assignment or otherwise maintain the confidentiality of our proprietary, confidential information, we could be materially negatively affected.
Our business could be negatively affected by security threats, including cybersecurity threats, and other disruptions.
We face various security threats, including cybersecurity threats, to gain unauthorized access to sensitive information or to render data or systems unusable. While we have redundant security systems in place to protect our sensitive data, the potential for such security threats subjects our operations to increased risks that could have a material adverse effect on our business. Designing and implementing procedures and controls to monitor and mitigate security threats and to increase security for our information and infrastructure is capital intensive, and there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability for asserted claims.

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

Our operating results and cash flows from operations have in the past, and may in the future, vary in material respects from period to period. Factors that have and could cause variations include, but are not limited to, (1) timing of the receipt and commencement of contracts for data acquisition, (2) our customers' budgetary cycles and their effect on the demand for geophysical products and services, (3) seasonal factors, (4) weather conditions, (5) the timing of cash resales and selections of significant geophysical data from our data library, which are not typically made in a linear or consistent pattern and (6) technological or regulatory changes. These revenue fluctuations could produce unexpected adverse operating results in any period.

There are risks and uncertainties associated with our operations in Mexico.

Historically, Mexico has been subject to political and social instability, and our operations in Mexico may expose us to various levels of foreign political, economic and other risks and uncertainties. These risks and uncertainties include, but are not limited to, terrorism, hostage taking, military repression, extreme fluctuations in currency exchange rates, high rates of inflation, labor unrest, the risk of war or civil unrest, expropriation and nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals and contracts, changes in taxation policies, restrictions on foreign exchange and repatriation, changing political conditions and currency controls. Furthermore, change and uncertainty in Mexico could lead to changes in existing governmental laws and regulations affecting oil and gas exploration and production, which could adversely impact demand for our seismic data. Shifts in political conditions may increase the cost of conducting our business in Mexico.

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
Our success also depends to a significant extent upon the abilities and efforts of members of our senior executive management, the loss of whom could adversely affect our business. Senior executives, which include our Chief Executive Officer and President, Chief Financial Officer, Chief Technology Officer and President of Seitel Canada Ltd., and President of Seitel Data, Ltd. have employment agreements with us. We cannot be certain that our senior executives will continue to be employed by us for an indefinite period of time and, if they do, how long they will remain so employed. Any inability to attract and retain key management personnel could have a material adverse effect on our ability to manage our business properly.
We are subject to certain types of claims in the ordinary course of business.
We may become involved in, named as a party to, or be the subject of, various legal matters, including regulatory proceedings, and litigation asserting claims for personal injury, property damage, trespass, and contract disputes. The outcome of pending or future proceedings cannot be predicted with certainty and may be determined adversely to us and as a result, could have a material adverse effect on our assets, liabilities, business, financial condition, results of operations, cash flows and future prospects.
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
Further, failure to comply with laws, regulations, permits, and First Nations and Native Americans protocol may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. In the oil and gas industry more generally, protracted approval processes, including consultations with First Nations in Canada and Native Americans in the U.S., for proposed projects could dampen investment in new projects, and thereby negatively impact demand for our products and services.
Additionally, these laws, regulations and government policies may change as a result of changing political, economic or social climate. Such changes may alter the environment in which we do business as well as the demand for our products and services and, therefore, may impact the results of our operations or increase our liabilities. More stringent new and future laws, regulations and policies concerning hydraulic fracturing activities, emissions of greenhouse gases and the use of renewable energy sources rather than fossil fuels could negatively impact the operations of our customers. Further future changes in these and other laws and regulations or the imposition of additional regulations that have a negative financial impact on E&P operators, some of which are our customers, could result in decreased demand for our products and services. Moreover, complying with more stringent regulations could cause an increase in our operating expenses, which could adversely affect our business.
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
Our Chief Executive Officer and President and our Chief Financial Officer evaluate, on a quarterly basis, our internal controls for financial reporting and our disclosure controls and procedures, which includes a review of the objectives, design, implementation and effect of the controls in respect of the information generated for use in our periodic reports. In the course of our controls evaluation, we seek to identify data errors, control problems and confirm that appropriate corrective action, including process improvements, are being undertaken. The overall goals of these various evaluation activities are to monitor our internal controls for financial reporting, to monitor our disclosure controls and procedures, and to make modifications as necessary. Our intent in this regard is that our internal controls for financial reporting and our disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.
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

As of December 31, 2016, we had approximately $251.5 million of total outstanding indebtedness, including $1.5 million of capital leases. Our 2017 consolidated annual debt service requirements are expected to aggregate approximately $24.1 million. We may also incur additional indebtedness in the future.
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

Item 3. Legal Proceedings
We are involved from time to time in ordinary, routine claims and lawsuits incidental to our business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to our financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against us or by us, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2016, we have recorded the estimated amount of potential exposure we may have with respect to litigation and claims. Such amounts are not material to the financial statements.

Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5. Market for Registrant's Common Equity, Securities Related Stockholder Matters and Issuer Purchases of Equity
Market Information
Our common stock is privately held and there is no established public trading market for our common stock. As of December 31, 2016, there was one holder of record of our 100 shares of common stock, $0.001 par value per share.
Dividend Policy
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Covenants within our 9½% Senior Notes restrict our ability to pay cash dividends on our capital stock. Future declaration and payment of cash dividends, if any, on our common stock will be determined in light of factors deemed relevant by our board of directors, including our earnings, operations, capital requirements and financial condition and restrictions in our financing agreements.

Item 6. Selected Financial Data

The following table summarizes certain historical consolidated financial data of the Company and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included herein (in thousands, except shares).

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Revenue	$94,546	$100,252	$198,037	$202,874	$240,458
Expenses and costs:
Depreciation and amortization	75,078	80,923	121,023	121,598	139,754
Cost of sales	76	195	304	475	464
Selling, general and administrative	24,119	22,184	29,799	25,971	29,088
	99,273	103,302	151,126	148,044	169,306
Income (loss) from operations	(4,727)	(3,050)	46,911	54,830	71,152
Interest expense, net	(24,967)	(25,390)	(25,029)	(27,851)	(29,011)
Foreign currency exchange gains (losses)	109	(1,650)	(1,974)	(2,222)	681
Loss on early extinguishment of debt	—	—	—	(1,504)	—
Gain on sale of marketable securities	—	—	—	—	230
Other income	1,765	5	63	488	780
Income (loss) before income taxes	(27,820)	(30,085)	19,971	23,741	43,832
Provision (benefit) for income taxes	(3,396)	79,905	10,293	(89,940)	6,782
Net income (loss)	$(24,424)	$(109,990)	$9,678	$113,681	$37,050

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$55,997	$52,675	$59,175	$31,353	$61,891
Seismic data library, net	115,922	161,363	165,079	195,778	180,117
Total assets (1)	385,171	421,487	574,400	589,207	548,896
Total debt (1)	248,367	247,357	246,863	246,370	276,294
Stockholder’s equity	101,059	122,216	253,089	254,956	150,358
Common shares outstanding	100	100	100	100	100

(1)
Total assets and total debt for fiscal year-end 2015, 2014, 2013 and 2012 have been restated to reflect the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2015-03 effective January 1, 2016. The new standard changed the presentation of debt issuance costs from an asset to a direct deduction from the related liability.

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
We are anticipating 2017 to be the first year of recovery in upstream capital spending due to improved commodity prices. However, uncertainty remains as to the effectiveness and duration of the concurrent OPEC and non-OPEC production cuts, which could influence oil prices in either direction. Also, the potential for efficiency gains and cost reductions from non-OPEC producers in the higher price environment could result in additional volumes of supply that could put downward pressure on oil prices. We remain cautiously optimistic that we will see improvements in seismic spending from our E&P clients in 2017. We do, however, believe that seismic spending will continue to fluctuate quarter to quarter. We believe our asset-light business model, variable cost structure and streamlined support structure allow us to respond to changes, both positive and negative, in the industry environment.
Principal Factors Affecting Our Business
Our business is dependent upon a variety of factors, many of which are beyond our control. The following are those that we consider to be principal factors affecting our business.
Demand for Seismic Data: Demand for our products and services is cyclical due to the nature of the oil and gas industry. In particular, demand for our seismic data services depends upon exploration, production, development and field management spending by E&P companies and, in the case of new data creation, the willingness of these companies to forgo ownership in the seismic data. Capital expenditures by E&P companies depend upon several factors, including actual and forecasted oil and natural gas commodity prices, prospect availability and the companies’ own short-term and long-term strategic plans. These capital expenditures may also be affected by worldwide economic or industry-wide conditions.

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

North America Drilling Activity: After significant declines in North America drilling activity in 2015 and the early part of 2016, the North American rig count began to improve in the second quarter of 2016. Since the low of 422 rigs in May 2016, the North American land rig count has improved to 1,036 as of January 27, 2017, an increase of 145%. The rig count is forecast to continue to rise throughout 2017 with continued strong directional drilling activity.

Availability of Capital for Our Customers: The continued low oil and gas prices have caused a reduction in cash flows for our customers. Many E&P companies rely on revolving credit to finance their day-to-day operations. These credit facilities have borrowing bases that are tied to the net present value of their reserves. Low oil prices have decreased the value of those reserves and, as a result, the borrowing bases under such facilities have been reduced. Reductions in cash flows resulting from lower commodity prices, along with the reduced availability of credit and increased costs of borrowing, could have a material impact on the ability of such companies to obtain funding necessary to purchase our seismic data.
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
Cash resales for the three years ended December 31, 2016 were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash resales	$59,404	$44,350	$123,530

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

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, cash flows from operating activities (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash EBITDA	$39,362	$25,263	$98,943
Add (subtract) other components not included in cash EBITDA:
Cash acquisition underwriting revenue	21,329	42,566	59,922
Revenue recognition adjustments from contracts payable in cash	8,413	4,107	9,514
Severance and other non-routine costs	(1,984)	(663)	(980)
Interest expense, net	(24,967)	(25,390)	(25,029)
Amortization of deferred financing costs	1,224	1,200	1,090
Increase (decrease) in allowance for doubtful accounts	(20)	4	(337)
Other cash operating income	14	5	78
Current income tax expense	(561)	(193)	(1,020)
Changes in operating working capital	(12,267)	25,737	(17,836)
Net cash provided by operating activities	$30,543	$72,636	$124,345
Growth of our Seismic Data Library
We regularly add to our seismic data library through four different methods: (1) recording new data, (2) buying ownership of existing data for cash, (3) obtaining ownership of existing data through non-monetary exchanges and (4) creating new value-added products from existing data within our library. For the years ended December 31, 2016, 2015 and 2014, we completed the addition of approximately 1,500 square miles, 1,250 square miles and 1,600 square miles, respectively, of seismic data to our library. As of February 13, 2017, we had 250 square miles of seismic data in progress.
Critical Accounting Policies
We operate in one business segment, which consists of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services.
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
Revenue Recognition
Revenue from Data Acquisition
We generate revenue when we create a new seismic survey that is initially licensed by one or more of our customers to use the resulting data. Contracts which are signed up to the time we make a firm commitment to create the new seismic survey are considered acquisition underwriting. Acquisition underwriting revenue is recognized throughout the creation period using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for our data creation projects. The customers paying for the initial licenses receive legally enforceable rights to any resulting product of the specific activities required to complete the survey. The customers also receive access to and use of the newly acquired, processed data.
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
Revenue from Non-Monetary Exchanges
In certain cases, we will take ownership of a customer’s seismic data or revenue interest (collectively referred to as “data”) or receive advanced data processing services in exchange for (i) a non-exclusive license to selected seismic data from our library, (ii) as partial consideration for the underwriting of new data acquisition or (iii) reproduction or data processing services. These exchanges are referred to as non-monetary exchanges. In non-monetary exchange transactions, we record a data library asset for the data received or processed at the time the contract is entered into or the data is completed, as applicable, and recognize revenue on the transaction in equal value in accordance with our policies on revenue from data licenses or data acquisition or as services are provided, as applicable. These transactions are valued at the fair value of the data received or the fair value of the license granted or services provided, whichever is more readily determinable.

Seismic Data Library
Costs associated with creating, acquiring or purchasing seismic data are capitalized and amortized principally on the income forecast method subject to a straight-line amortization period of four years, applied on a quarterly basis at the individual survey level.
Data Library Amortization
We amortize each survey in our seismic data library using the greater of the amortization that would result from the application of the income forecast method to each survey’s revenue (subject to a minimum amortization rate) or a straight-line basis over four years commencing at the time such survey is completed and available for licensing to customers on a non-exclusive basis. Due to the subjectivity inherent in the income forecast amortization method, this amortization policy ensures a minimum level of amortization will be recorded if sales of the specific data do not occur as expected.
We apply the income forecast method by forecasting the ultimate revenue expected to be derived from a particular data library component over the estimated useful life of each survey comprising part of such component. We make this forecast annually and review it quarterly. If, during any such review, we determine that the ultimate revenue for a library component is expected to be significantly different than the most recent estimate of total revenue for such library component, we revise the amortization rate attributable to future revenue from each survey in such component. The Company applies a minimum amortization rate of 70%.
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
We apply a minimum income forecast amortization rate of 70% and the effect of decreasing future sales by either 10% or 20%, with all other factors remaining constant, would not increase amortization rates from 70% as of January 1, 2017.
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
In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates management is using to manage the underlying business. If the projected future taxable income changes materially, we may be required to reassess the amount of valuation allowance recorded against our deferred tax assets.
Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements. To the extent management’s estimates and assumptions change in the future, the effect on our reported results could be significant to any particular reporting period.

Results of Operations
Revenue
The following table summarizes the components of our revenue for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Acquisition underwriting revenue:
Cash underwriting	$21,329	$42,566	$59,922
Underwriting from non-monetary exchanges	129	168	38
Total acquisition underwriting revenue	21,458	42,734	59,960
Resale licensing revenue:
Cash resales	59,404	44,350	123,530
Non-monetary exchanges	1,840	9,300	741
Revenue recognition adjustments	9,752	1,554	9,806
Total resale licensing revenue	70,996	55,204	134,077
Total seismic revenue	92,454	97,938	194,037
Solutions and other	2,092	2,314	4,000
Total revenue	$94,546	$100,252	$198,037
Total revenue for the year ended December 31, 2016 was $94.5 million compared to $100.3 million for the year ended December 31, 2015. The decrease in total revenue was mainly due to a reduction in acquisition underwriting revenue partially offset by an increase in resale licensing revenue. Acquisition underwriting revenue was $21.5 million in 2016 compared to $42.7 million in 2015. The decrease in acquisition underwriting revenue was primarily attributable to a planned reduction in new data acquisition projects as a result of the prolonged downturn in the energy industry. Our new data acquisition activity in 2016 primarily occurred in the Louisiana Cotton Valley and Permian unconventional plays in the U.S. Total resale licensing revenue was $71.0 million in 2016 compared to $55.2 million in 2015. Cash resales increased from $44.4 million in 2015 to $59.4 million in 2016. Cash resales showed year over year improvement in the last three quarters of 2016, with particular strength in the fourth quarter, as client spending increased as crude oil prices recovered from the lows experienced in the first quarter of 2016. Non-monetary exchanges fluctuate year to year depending upon data available for trade. We had one large non-monetary exchange in 2015 causing the significant decrease from 2015 to 2016. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The increase of $8.2 million in revenue recognition adjustments from 2015 to 2016 was primarily due to lower deferrals associated with new licensing contracts and an increase in revenue recognized on previously deferred direct licensing contracts, slightly offset by a decrease in selections of data from library card contracts. Solutions and other revenue was $2.1 million in 2016 compared to $2.3 million in 2015.
Total revenue for the year ended December 31, 2015 was $100.3 million compared to $198.0 million for the year ended December 31, 2014. The decrease in total revenue was mainly due to a reduction in resale licensing revenue. Acquisition underwriting revenue was $42.7 million in 2015 compared to $60.0 million in 2014. The decrease in acquisition underwriting revenue was primarily attributable to a reduction in activity in the U.S. and Canada due to a decline in capital spending by E&P companies as a result of the prolonged and deep decline in crude oil prices. Our new data acquisition activity in 2015 primarily occurred in the Eagle Ford/Woodbine and Permian unconventional plays in the U.S. and the Montney and Duvernay unconventional plays in Canada. Total resale licensing revenue was $55.2 million in 2015 compared to $134.1 million in 2014. Cash resales were $44.4 million in 2015 compared to $123.5 million in 2014 reflecting lower activity levels by our clients as a result of less drilling and reduced capital expenditures stemming from the drop in crude oil prices beginning in late 2014 and continuing throughout 2015. Non-monetary exchanges fluctuate year to year depending upon data available for trade. We had one large non-monetary exchange in 2015 causing the significant increase from 2014. The decrease of $8.3 million in revenue recognition adjustments from 2014 to 2015 was primarily due to a decrease in selections of data from library card contracts and a decrease in revenue recognized on previously deferred direct licensing contracts, partially offset by lower deferrals associated with new licensing contracts. Solutions and other revenue was $2.3 million in 2015 compared to $4.0 million in 2014. The $1.7 million decrease was due to the lower level of total seismic revenue.

At December 31, 2016, we had a deferred revenue balance of $15.9 million compared to the December 31, 2015 balance of $25.9 million. The deferred revenue balance was related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available for delivery or as all of the revenue recognition criteria are met. Deferred revenue will be recognized no later than the following, based on the expiration of the selection period or our estimate of progress on acquisition projects and the availability of data products, although some revenue may be recognized earlier (in thousands):

2017.............................................................	$11,141
2018............................................................	3,584
2019 and thereafter.....................................	1,179
Depreciation and Amortization
The table below sets forth the components of depreciation and amortization and presents seismic data amortization as a percentage of total seismic revenue for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,			Percentage of Revenue
	2016	2015	2014	2016	2015	2014
Amortization of seismic data:
Income forecast	$28,746	$44,976	$92,819	31%	46%	48%
Straight-line	41,441	30,916	22,740	45%	32%	12%
Total amortization of seismic data	70,187	75,892	115,559	76%	78%	60%
Depreciation of property and equipment	735	850	975
Amortization of acquired intangibles	4,156	4,181	4,489
Total	$75,078	$80,923	$121,023
Total seismic data library amortization amounted to $70.2 million, $75.9 million and $115.6 million in 2016, 2015 and 2014, respectively. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.
The percentage of income forecast amortization to total seismic revenue was 31% for the year ended December 31, 2016, 46% for the year ended December 31, 2015, and 48% for the year ended December 31, 2014. In all three years, we recognized resale revenue from data whose costs were fully amortized. In 2016, 72% of resales did not require amortization, as compared to 60% in 2015 and 46% in 2014. Additionally, all acquisition revenue attracts amortization; thus, the decreasing level of acquisition revenue between periods impacted the overall percentage of income forecast amortization. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data is completed and becomes available for licensing. The amount of straight-line amortization will vary between periods due to the distribution of revenue among the various surveys.
For each of the years ended December 31, 2016, 2015 and 2014, the rate utilized under the income forecast method was 70% for all components. The rate of amortization with respect to each component is decreased or increased if our estimate of future cash sales from such component is materially increased or decreased, subject to a minimum amortization rate of 70%. Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys. As of January 1, 2017, the amortization rate to be utilized under the income forecast method is 70% for all components.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $24.1 million in 2016, $22.2 million in 2015 and $29.8 million in 2014. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash SG&A expenses	$24,042	$21,856	$29,263
Non-cash compensation expense	77	328	536
Total	$24,119	$22,184	$29,799
Cash SG&A expenses increased $2.2 million from 2015 to 2016 primarily due to a $0.9 million increase in routine overhead costs and a $1.3 million increase in non-routine costs. The increase in routine overhead costs mainly consisted of an increase in variable compensation, consisting of commissions and annual incentive compensation, of $3.9 million and an increase of $0.7 million in professional fees partially offset by savings of $2.8 million in salaries and benefits from headcount reductions and $0.9 million in various other cost savings. The majority of the increase in variable compensation in 2016 compared to 2015 was due to annual incentive compensation being earned in 2016 as our Cash EBITDA results exceeded the target goals established for 2016; no annual incentive compensation was recorded in 2015. The increase in professional fees mainly resulted from legal fees incurred in successfully protecting our contract and intellectual property rights in connection with a number of bankruptcy proceedings filed by our clients. Our savings in salaries and benefits resulted from an approximate 40% reduction in headcount since the beginning of 2015 through attrition and layoffs. The overall increase in non-routine costs was primarily due to an increase in termination benefits related to layoffs in 2016.
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
Other Income (Expense)
During the years ended December 31, 2016, 2015 and 2014, we reported foreign currency transaction gains (losses) on U.S. denominated transactions of our Canadian subsidiaries totaling $0.1 million, $(1.7) million and $(2.0) million, respectively.
We recorded $1.7 million in other income during the year ended December 31, 2016 primarily related to gains associated with the extinguishment of liabilities. The gains were the result of the legal cancellation or expiration of our existing liabilities related to contingent payments on certain seismic data assets.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $(3.4) million, $79.9 million and $10.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, and was comprised of the following (in thousands):

	Year Ended December 31,
	2016		2015	2014
Change in U.S. federal and state valuation allowance on deferred tax assets	$8,617		$88,737	$—
U.S federal taxes	(8,582)		(6,944)	10,575
U.S. state taxes	8		40	1,212
Canadian federal and provincial taxes	(803)	(1)	(2,004)	(1,680)
Canadian research and development tax credits	—		(346)	—
Mexico federal taxes	117		—	—
Change in unrecognized tax positions	(2,780)		422	186
Other	27		—	—
Total tax expense (benefit)	$(3,396)		$79,905	$10,293

(1)2016 amount is net of change in valuation allowance of $24.
The income tax benefit of $3.4 million in 2016 was mainly comprised of a $2.8 million benefit related to uncertain tax positions resulting from settlement of our outstanding appeal with Canada Revenue Agency, remeasurement of our remaining uncertain tax positions and lapse of statute of limitations on certain positions during the year. Additional tax benefits of $0.8 million related to our Canadian operations were offset slightly by $0.1 million of tax expense related to our Mexican operations. The federal tax benefit of $8.6 million resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.
At December 31, 2015, we recorded a valuation allowance of $88.7 million against all of our U.S. federal deferred tax assets and the majority of our state net deferred tax assets based on management’s assessment that it is more likely than not that our deferred tax assets will not be realized. The reduction in U.S. federal and state tax expense from 2014 to 2015 was primarily due to the decrease in our U.S. taxable income resulting from lower revenues due to reductions in E&P spending in light of the low crude oil price environment. Canada's tax benefit of $2.0 million in 2015 and $1.7 million in 2014 resulted from losses reported in our Canadian operations.
Net Income (Loss)
Net loss was $24.4 million in 2016 compared to $110.0 million in 2015. The $85.6 million decrease in loss was primarily attributable to $88.7 million in tax expense recorded in 2015 in order to provide a valuation allowance on our U.S. federal and state deferred tax assets.
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
Liquidity and Capital Resources
As of December 31, 2016, we had $56.0 million in consolidated cash, cash equivalents and short-term investments, including $0.5 million of restricted cash. Our Canadian subsidiary regularly holds cash that is used to reinvest in its operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. Cash held by our Canadian subsidiary fluctuates throughout the year and at December 31, 2016, was approximately $8.0 million.
Our primary sources of liquidity are cash on hand and cash generated from operations. Historically, our liquidity sources also included available borrowings under our credit facility; however, the credit facility expired on its own terms in May 2016 and management made a decision not to renew or extend this facility. A summary of our 9½% Senior Notes is included below; for additional information regarding the 9½% Senior Notes, See “Note E - Debt” in the Notes to Consolidated Financial Statements herein.
9½% Senior Unsecured Notes: On March 20, 2013, we issued in a private placement $250.0 million aggregate principal amount of our 9½% Senior Notes. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. The notes mature on April 15, 2019. To the best of our knowledge, we are in compliance with all covenants contained in the indenture governing our 9½% Senior Notes at December 31, 2016.
We may from time to time, as part of various financing and investing strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.
Contractual Obligations: The following table summarizes our future contractual obligations as of December 31, 2016 (in thousands):

		Payments due by period
Contractual cash obligations	Total	2017	2018-2020	2021-2022	2023 and thereafter
Debt obligations (1) (2)	$309,375	$23,750	$285,625	$—	$—
Capital lease obligations (2)	1,786	326	1,011	449	—
Operating lease obligations	2,368	634	1,372	362	—
Total contractual cash obligations	$313,529	$24,710	$288,008	$811	$—

(1)Debt obligations include the face amount of our 9½% Senior Notes totaling $250.0 million.
(2)Amounts include interest related to debt and capital lease obligations.

Cash Flows from Operating Activities: Cash flows provided by operating activities were $30.5 million, $72.6 million and $124.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Operating cash flows for 2016 decreased from 2015 primarily due to 2015 including significant collections from fourth quarter 2014 cash resale activity and lower acquisition underwriting revenue in 2016. Operating cash flows for 2015 decreased from 2014 primarily due to the reduced level of cash resales in 2015 and also due to lower acquisition underwriting revenue

Cash Flows from Investing Activities: Cash flows used in investing activities were $27.0 million, $77.7 million and $95.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Cash expenditures for seismic data were $26.7 million, $77.3 million and $93.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease in cash invested in seismic data for 2016 compared to 2015 was primarily due to a planned reduction in our capital expenditures as a result of the prolonged downturn in the industry environment. The decrease in cash invested in seismic data for 2015 compared to 2014 was primarily due to decreased data acquisition activity in the U.S. and Canada.
Cash Flows from Financing Activities: Cash flows used in financing activities were $0.2 million for each of the years ended December 31, 2016, 2015 and 2014, respectively.
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
Deferred Taxes
As of December 31, 2016, we had a net deferred tax liability of $2.2 million attributable to our Canadian operations. In the United States, we had a federal deferred tax asset of $94.1 million, which was fully offset by a valuation allowance, and a state deferred tax asset of $1.3 million of which $1.2 million was offset by a valuation allowance. We continue to provide a full valuation allowance against our U.S. federal tax assets and the majority of our state deferred tax assets as we believe it is more likely than not that all or some portion of these deferred tax assets will not be realized. The most significant piece of negative evidence in making this assessment was the pretax book losses for the years ended December 31, 2015 and 2016 which resulted in a cumulative pretax book loss as of December 31, 2016. Available positive evidence considered did not outweigh this negative evidence as of December 31, 2016. The remaining state deferred tax asset of $0.1 million was recognized as it is more likely than not that the state deferred tax asset will be realized. With regard to our Mexican operations, we had a deferred tax asset of $0.2 million that was recognized as of December 31, 2016 as our Mexican operations have generated cumulative pretax book income as of December 31, 2016; therefore, it is more likely than not that the deferred tax asset will be realized.
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

Capital Expenditures
During 2016, capital expenditures for seismic data and other property and equipment amounted to $23.6 million on a gross basis and $(0.4) million on a net cash basis. Our 2016 capital expenditures are comprised of the following (in thousands):

Year Ended December 31, 2016
New data acquisition	$19,029
Cash purchases and data processing	1,615
Non-monetary exchanges	2,640
Property and equipment	304
Total capital expenditures	23,588
Less: Non-monetary exchanges	(2,640)
Changes in working capital	6,018
Cash investment per statement of cash flows	$26,966
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

Year Ended December 31, 2016
Total capital expenditures	$23,588
Less: Non-monetary exchanges	(2,640)
Cash underwriting	(21,329)
Net cash capital expenditures	$(381)
Net cash capital expenditures for the year ended December 31, 2016, reflected acquisition underwriting revenue in excess of gross cash capital costs. Gross cash capital costs in 2016 included a revision to the previous estimated costs related to one of our new data acquisition surveys resulting in a reduction of the gross costs of approximately $2.5 million.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The objective of the ASU is to establish a single comprehensive model of accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also significantly expands disclosure requirements concerning revenues for most entities. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which amends certain aspects of the guidance related to identifying performance obligations and licensing implementation. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” to address certain issues in the guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The Company is required to adopt the guidance set forth by these ASUs on January 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach to adopt the new guidance. We anticipate utilizing the modified retrospective approach when adopting the new revenue recognition guidance effective January 1, 2018 which will result in the application of the new guidance retrospectively with the cumulative effect of adoption recognized at January 1, 2018, the date of initial application. We are in the process of reviewing our customer contracts and comparing our current revenue recognition policies to the provisions of the new standard for each of our revenue categories. While we have not identified any material differences in the amount and timing of revenue recognition for the categories we have reviewed to date, our evaluation is not complete and we have not concluded on the overall impacts of adopting the new guidance. The FASB has issued, and may issue in the future, interpretive guidance which may cause our evaluation to change. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” with the objective of increasing transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. The ASU will also require disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases. The amendments in this ASU are to be applied using a modified retrospective approach and will be effective for us as of January 1, 2019, but early adoption is permitted. We are currently evaluating the impact of adopting this new standard on our consolidated financial statements as of January 1, 2019 and believe that the most significant change will be to our balance sheet as our asset and liability balances will increase for operating leases that are currently off-balance sheet.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance is effective for us on January 1, 2017, with early adoption permitted. Adoption of ASU 2016-09 will not have a material effect on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” in order to simplify the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test. Currently, Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the same procedure that would be required for purchase price allocation in a business combination. Under the amendments in this ASU, a goodwill impairment loss will be measured using the difference between the carrying amount and the fair value of the reporting unit limited to the total carrying amount of that reporting unit’s goodwill. The guidance in this ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. However, entities must disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The amendments in this ASU are to be applied on a prospective basis and will be effective for us as of January 1, 2020, but early adoption is permitted for any impairment tests performed after January 1, 2017. We are currently evaluating the impact of adopting this new standard but do not expect that it will have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk, including adverse changes in foreign currency exchange rates as discussed below. Historically, we have not entered into financial instruments to mitigate these risks. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
Interest Rate Risk
Our exposure to changes in interest rates primarily results from our long-term debt with fixed interest rates. We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. Currently, we have no open interest rate swap or interest rate lock agreements. As of December 31, 2016 and 2015, we did not have any debt outstanding with floating interest rates.
Foreign Currency Exchange Rate Risk
Our Canadian subsidiary conducts business in the Canadian dollar and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.

Additionally, certain intercompany balances between our U.S. and Canadian subsidiaries are denominated in U.S. dollars. Since this is not the functional currency of our Canadian subsidiary, the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign exchange risk as it relates to these intercompany balances. A sensitivity analysis on the intercompany balance as of December 31, 2016 indicates that if the U.S. dollar strengthened or weakened 4% (determined using an average of the last three years’ change in historical exchange rates) against the Canadian dollar, the effect upon our Consolidated Statements of Operations would be less than $0.1 million.

Item 8. Financial Statements and Supplementary Data
The financial statements and financial statement schedules required by this Item are set forth at the pages indicated in Item 15(a) (1) and (2) below and are incorporated herein by reference.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and President along with our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2016 were designed to ensure, and were effective in ensuring, that our information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment and such criteria, management believes that, as of December 31, 2016, our internal control over financial reporting was effective.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Not later than 120 days after December 31, 2016, we will amend this Annual Report on Form 10-K to include the information required by this item.

Item 11. Executive Compensation
Not later than 120 days after December 31, 2016, we will amend this Annual Report on Form 10-K to include the information required by this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Not later than 120 days after December 31, 2016, we will amend this Annual Report on Form 10-K to include the information required by this item.

Item 13. Certain Relationships and Related Transactions and Director Independence
Not later than 120 days after December 31, 2016, we will amend this Annual Report on Form 10-K to include the information required by this item.

Item 14. Principal Accountant Fees and Services
Not later than 120 days after December 31, 2016, we will amend this Annual Report on Form 10-K to include the information required by this item.
PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report.
Page
(1) Financial Statements
Management’s Report on Internal Control Over Financial Reporting	38
Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets	40
Consolidated Statements of Operations	41
Consolidated Statements of Comprehensive Loss	42
Consolidated Statements of Stockholder’s Equity	43
Consolidated Statements of Cash Flows	44
Notes to Consolidated Financial Statements	45
(2) Schedule II - Valuation and Qualifying Accounts	76
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

SEITEL, INC.

By: /s/	Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date:	February 16, 2017
Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature		Title	Date

/s/	Ryan M. Birtwell	Chairman of the Board of Directors	February 16, 2017
Ryan M. Birtwell

/s/	Robert D. Monson	Chief Executive Officer, President and Director	February 16, 2017
	Robert D. Monson	(Principal Executive Officer)

/s/	Marcia H. Kendrick	Chief Financial Officer	February 16, 2017
	Marcia H. Kendrick	(Principal Financial Officer)

/s/	Allison A. Bennington	Director	February 16, 2017
Allison A. Bennington

/s/	Dalton J. Boutte	Director	February 16, 2017
Dalton J. Boutte

/s/	Kevin P. Callaghan	Senior Advisor to the Chief Executive Officer and Director	February 16, 2017
Kevin P. Callaghan

/s/	Kyle N. Cruz	Director	February 16, 2017
Kyle N. Cruz

/s/	Jay H. Golding	Director	February 16, 2017
Jay H. Golding

/s/	John E. Jackson	Director	February 16, 2017
John E. Jackson

/s/	Daniel R. Osnoss	Director	February 16, 2017
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
Seitel’s management assessed the effectiveness of Seitel's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These criteria cover the control environment, risk assessment process, control activities, information and communication systems, and monitoring activities. Based on this assessment, management believes that, as of December 31, 2016, Seitel's internal control over financial reporting is effective based on those criteria.

/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President

/s/ Marcia H. Kendrick
Marcia H. Kendrick
Chief Financial Officer

Houston, Texas
February 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Audit Committee, Board of Directors and Stockholder
Seitel, Inc. and Subsidiaries
Houston, Texas
We have audited the accompanying consolidated balance sheets of Seitel, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2016. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seitel, Inc. and Subsidiaries, as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
/s/ BKD, LLP
Houston, Texas
February 16, 2017

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$55,997	$52,675
Receivables
Trade, less allowance for doubtful accounts of $223 and $267, respectively	24,481	14,830
Notes and other	436	1,318
Due from Seitel Holdings, Inc. (Note J)	1,177	1,156
Seismic data library (Note B)	1,292,750	1,259,761
Less: Accumulated amortization	(1,176,828)	(1,098,398)
Net seismic data library	115,922	161,363
Property and equipment	18,187	17,750
Less: Accumulated depreciation and amortization	(16,478)	(15,147)
Net property and equipment	1,709	2,603
Prepaid expenses, deferred charges and other	1,762	2,183
Intangible assets, net (Note C)	1,418	5,528
Goodwill (Note C)	182,012	179,792
Deferred income taxes (Note D)	257	39
TOTAL ASSETS	$385,171	$421,487
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable	$2,357	$8,077
Accrued liabilities	10,286	14,981
Employee compensation payable	4,364	592
Income taxes payable	620	—
Senior Notes (Note E)	246,857	245,696
Obligations under capital leases (Note F)	1,510	1,661
Deferred revenue (Note A)	15,904	25,903
Deferred income taxes (Note D)	2,214	2,361
TOTAL LIABILITIES	284,112	299,271
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	400,582	400,505
Retained deficit	(283,190)	(258,766)
Accumulated other comprehensive loss	(16,333)	(19,523)
TOTAL STOCKHOLDER’S EQUITY	101,059	122,216
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$385,171	$421,487

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
REVENUE	$94,546	$100,252	$198,037
EXPENSES:
Depreciation and amortization	75,078	80,923	121,023
Cost of sales	76	195	304
Selling, general and administrative	24,119	22,184	29,799
	99,273	103,302	151,126
INCOME (LOSS) FROM OPERATIONS	(4,727)	(3,050)	46,911
Interest expense	(25,337)	(25,430)	(25,222)
Interest income	370	40	193
Foreign currency exchange gains (losses)	109	(1,650)	(1,974)
Other income	1,765	5	63
Income (loss) before income taxes	(27,820)	(30,085)	19,971
Provision (benefit) for income taxes	(3,396)	79,905	10,293
NET INCOME (LOSS)	$(24,424)	$(109,990)	$9,678
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(24,424)	$(109,990)	$9,678
Foreign currency translation adjustments	3,190	(21,211)	(12,081)
Comprehensive loss	$(21,234)	$(131,201)	$(2,403)
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount
Balance, December 31, 2013	100	$—	$399,641	$(158,454)	$13,769
Amortization of stock-based compensation costs	—	—	536	—	—
Net income	—	—	—	9,678	—
Foreign currency translation adjustments	—	—	—	—	(12,081)
Balance, December 31, 2014	100	—	400,177	(148,776)	1,688
Amortization of stock-based compensation costs	—	—	328	—	—
Net loss	—	—	—	(109,990)	—
Foreign currency translation adjustments	—	—	—	—	(21,211)
Balance, December 31, 2015	100	—	400,505	(258,766)	(19,523)
Amortization of stock-based compensation costs	—	—	77	—	—
Net loss	—	—	—	(24,424)	—
Foreign currency translation adjustments	—	—	—	—	3,190
Balance, December 31, 2016	100	$—	$400,582	$(283,190)	$(16,333)
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$(24,424)	$(109,990)	$9,678
Depreciation and amortization	75,078	80,923	121,023
Deferred income tax provision (benefit)	(3,957)	79,712	9,273
Foreign currency exchange losses (gains)	(109)	1,650	1,974
Amortization of deferred financing costs	1,224	1,200	1,090
Amortization of stock-based compensation	77	328	536
Increase (decrease) in allowance for doubtful accounts	(20)	4	(337)
Gain on sale of property and equipment	(7)	—	—
Non-cash other loss (income)	(1,744)	—	15
Non-cash revenue	(3,308)	(6,928)	(1,071)
Decrease (increase) in receivables	(8,827)	37,490	(12,199)
Decrease (increase) in other assets	416	692	(405)
Decrease in deferred revenue	(9,378)	(10,539)	(6,960)
Increase (decrease) in accounts payable and other liabilities	5,522	(1,906)	1,728
Net cash provided by operating activities	30,543	72,636	124,345
Cash flows from investing activities:
Cash invested in seismic data	(26,662)	(77,281)	(93,682)
Cash paid to acquire property and equipment	(304)	(432)	(1,961)
Cash from sale of property and equipment	18	—	—
Advances to Seitel Holdings, Inc.	(21)	(13)	(13)
Net cash used in investing activities	(26,969)	(77,726)	(95,656)
Cash flows from financing activities:
Principal payments on capital lease obligations	(205)	(218)	(249)
Net cash used in financing activities	(205)	(218)	(249)
Effect of exchange rate changes	(47)	(1,192)	(618)
Net increase (decrease) in cash and cash equivalents	3,322	(6,500)	27,822
Cash and cash equivalents at beginning of period	52,675	59,175	31,353
Cash and cash equivalents at end of period	$55,997	$52,675	$59,175
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$24,113	$24,230	$24,132
Income taxes, net of refunds received	$(3,630)	$(665)	$(4,937)
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$2,640	$9,311	$950
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Nature of Operations: The Company owns an extensive library of proprietary onshore and offshore seismic data that it offers for license to exploration and production companies. The Company’s library includes a vast amount of data across both unconventional plays and conventional oil and gas basins. Unconventional plays are those that cannot be produced at economic flow rates, nor in economic volumes without the use of advanced stimulation techniques, usually for reasons of low permeability. The more common of these advanced stimulation techniques are horizontal drilling and hydraulic fracturing or any others that would enhance recovery rates. Included in these unconventional resources are heavy oil, tar sands, shale gas and oil, gas hydrates and coalbed methane. The Company has leading seismic market positions in key North American unconventional plays, including the Eagle Ford/Woodbine, Permian, Utica/Marcellus, Niobrara/Bakken and Haynesville in the United States and Montney, Duvernay and Horn River in Canada. Additionally, the Company began expanding into Mexico in 2015 through reprocessing of existing two-dimensional (“2D”) data which can be licensed to E&P companies. The majority of the Company's conventional seismic data covers onshore regions within North America with the remainder covering offshore United States. To support its seismic data licensing business and its clients, the Company maintains warehouse and electronic storage facilities in Houston, Texas and Calgary, Alberta, Canada and offers, through its Seitel Solutions business unit (“Solutions”), the ability to access and interact, via a standard web browser and the Internet, with the seismic data library owned and marketed by the Company.
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
Use of Estimates and Assumptions: The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of the Company’s financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not otherwise capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment.
The most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty are related to the Company’s accounting for its seismic data library, goodwill and realizability of its deferred tax assets.
The Company’s accounting for its seismic data library requires it to make significant subjective estimates and assumptions relative to future sales and cash flows from such library. These cash flows impact amortization rates, as well as potential

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates management is using to manage the underlying business. If the projected future taxable income changes materially, the Company may be required to reassess the amount of valuation allowance recorded against its deferred tax assets.
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
Acquisition underwriting revenue is recognized throughout the creation period using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for its data creation projects. On average, the duration of the data creation process is approximately twelve to eighteen months. Under these contracts, the Company creates new seismic data designed in conjunction with its customers and specifically suited to the geology of the area using the most appropriate technology available.
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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Revenue from Non-Monetary Exchanges
In certain cases, the Company will take ownership of a customer’s seismic data or revenue interest (collectively referred to as “data”) in exchange for a non-exclusive license to selected seismic data from the Company’s library or, in some cases, reproduction or data processing services. In connection with specific data acquisition contracts, the Company may choose to receive both cash and ownership of seismic data from the customer as consideration for the underwriting of new data acquisition. In addition, the Company may receive advanced data processing services on selected existing data in exchange for a non-exclusive license to selected data from the Company’s library. These exchanges are referred to as non-monetary exchanges. A non-monetary exchange for data always complies with the following criteria:

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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Seismic data library additions	$2,640	$9,311	$950
Revenue recognized on specific data licenses or selections of data	3,179	6,747	1,033
Revenue recognized related to acquisition contracts	129	168	38
Revenue recognized related to Solutions	—	13	—
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
Major Customers: During the year ended December 31, 2016, one customer accounted for more than 10% of total revenue, totaling approximately 16.3%. During the year ended December 31, 2015, two customers accounted for more than 10% of revenue, totaling approximately 12.5% and 14.5% each. One customer accounted for approximately 13.0% of total revenues for the year ended December 31, 2014.
Property and Equipment: Property and equipment consists primarily of computer equipment, leasehold improvements and furniture and fixtures stated at historical cost through February 13, 2007, at which time the Company adjusted its property and equipment to fair value in accordance with purchase accounting. Subsequent additions are stated at historical cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, the majority of which are three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the remaining term of the underlying lease. Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $0.7 million, $0.9 million and $1.0 million, respectively.
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
The Company and all of its U.S. subsidiaries file a consolidated federal income tax return. The Company does not provide U.S. taxes on the undistributed earnings of its foreign subsidiaries whose earnings are intended to be permanently reinvested in foreign operations. At December 31, 2016, there were $0.3 million accumulated net earnings of non-U.S. subsidiaries.
Foreign Currency Translation: For subsidiaries that have functional currency which is deemed to be other than the U.S. dollar, asset and liability accounts are translated at period-end exchange rates and revenue and expenses are translated at the current exchange rates as of the dates on which they are recognized. Resulting translation adjustments are included in accumulated other comprehensive income (loss) in stockholder’s equity. Accumulated translation losses were $16.3 million and $19.5 million at December 31, 2016 and 2015, respectively. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Any gains or losses realized on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income in the current period. Transaction

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

gains (losses) totaled $0.1 million, $(1.7) million and $(2.0) million for the years ended December 31, 2016, 2015 and 2014, respectively.
Other Income: During the year ended December 31, 2016, the Company recorded $1.7 million in other income primarily associated with recognizing gains on extinguishment of liabilities. The gains were the result of the legal cancellation or expiration of the Company’s existing liabilities related to contingent payments on certain seismic data assets.
Stock-Based Compensation: The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.
Employee Benefit Plans: The Company maintains savings plans in the United States and Canada that allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits. Savings plan expense amounted to $0.4 million for the year ended December 31, 2016 and $0.5 million for each of the years ended December 31, 2015 and 2014.
Recent Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The objective of the ASU is to establish a single comprehensive model of accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also significantly expands disclosure requirements concerning revenues for most entities. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which amends certain aspects of the guidance related to identifying performance obligations and licensing implementation. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” to address certain issues in the guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The Company is required to adopt the guidance set forth by these ASUs on January 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach to adopt the new guidance. The Company anticipates utilizing the modified retrospective approach when adopting the new revenue recognition guidance effective January 1, 2018 which will result in the application of the new guidance retrospectively with the cumulative effect of adoption recognized at January 1, 2018, the date of initial application. The Company is in the process of reviewing its customer contracts and comparing its current revenue recognition policies to the provisions of the new standard for each of the Company’s revenue categories. While the Company has not identified any material differences in the amount and timing of revenue recognition for the categories the Company has reviewed to date, the Company’s evaluation is not complete and the Company has not concluded on the overall impacts of adopting the new guidance. The FASB has issued, and may issue in the future, interpretive guidance which may cause the Company’s evaluation to change. The Company believes its is following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” with the objective of increasing transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. The ASU will also require disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases. The amendments in this ASU are to be applied using a modified retrospective approach and will be effective for the Company as of January 1, 2019, but early adoption is permitted. The Company is currently evaluating the impact of adopting this new standard on its consolidated financial statements as of January 1, 2019 and believes that the most significant change will be to the Company's balance sheet as its asset and liability balances will increase for operating leases that are currently off-balance sheet.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance is effective for the Company

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

on January 1, 2017, with early adoption permitted. Adoption of ASU 2016-09 will not have a material effect on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” in order to simplify the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test. Currently, Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the same procedure that would be required for purchase price allocation in a business combination. Under the amendments in this ASU, a goodwill impairment loss will be measured using the difference between the carrying amount and the fair value of the reporting unit limited to the total carrying amount of that reporting unit’s goodwill. The guidance in this ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. However, entities must disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The amendments in this ASU are to be applied on a prospective basis and will be effective for the Company as of January 1, 2020, but early adoption is permitted for any impairment tests performed after January 1, 2017. The Company is currently evaluating the impact of adopting this new standard but does not expect that it will have a material effect on its consolidated financial statements.

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
The following table sets forth a summary of the net book value of the Company’s seismic data library (in thousands):

	As of December 31,
	2016	2015
U.S. Onshore:
Unconventional 3D	$96,457	$128,479
Conventional 3D	2,103	2,286
Canada:
Unconventional 3D	16,361	29,606
Conventional 3D	154	107
2D	415	543
U.S. Offshore	168	226
Mexico 2D	264	116
Total	$115,922	$161,363
At December 31, 2016 and 2015, approximately 5% and 25%, respectively, of the net book value of the seismic data library were projects in progress.
Costs of Seismic Data Library
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the newly created data and reprocessing existing data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $2.9 million, $3.5 million and $3.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Amortization expense totaled $70.2 million, $75.9 million and $115.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The actual aggregate rate of amortization as a percentage of total seismic revenue was 76%, 78% and 60% for the same periods, respectively. The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of January 1, 2017, the amortization rate utilized under the income forecast method is 70% for all components. Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys.

Seismic Data Library Impairment
The Company evaluates its seismic data library investment by grouping individual surveys into components based on its operations and geological and geographical trends, resulting in the following data library segments for purposes of evaluating impairments: (I) North America 3D onshore comprised of the following components: (a) Texas Gulf Coast, (b) Eastern Texas, (c) Permian, (d) Anadarko Basin in North Texas/Oklahoma, (e) Southern Louisiana/Mississippi, (f) Northern Louisiana, (g) Rocky Mountains, (h) Utica/Marcellus in Pennsylvania, Ohio and West Virginia, (i) other United States, (j) Montney in British Columbia and Alberta, (k) Horn River in British Columbia, (l) Duvernay in Alberta and (m) other Canada; (II) United States 2D; (III) Canada 2D; (IV) Mexico; (V) Gulf of Mexico offshore; and (VI) international data outside North America. The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.
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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
The Company did not have any impairment charges during the three years ended December 31, 2016.
NOTE C-GOODWILL AND OTHER INTANGIBLES
At least annually on October 1st, and more frequently if warranted, the Company assesses it goodwill and indefinite lived intangible assets for impairment. No impairment losses were recorded for goodwill or indefinite lived intangible assets during the years ended December 31, 2016, 2015 and 2014. However, there can be no assurance that goodwill and indefinite lived intangibles will not be impaired at any time in the future.
Changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Balance at beginning of year	$179,792	$193,722
Translation adjustments	2,220	(13,930)
Balance at end of year	$182,012	$179,792
The following is a summary of the Company’s intangible assets other than goodwill (in thousands):

		December 31,
	Amortization Period	2016	2015
Amortized intangible assets:
Cost:
Customer relationships	10 years	$41,419	$41,142
Internally developed software	7 years	6,925	6,718
		48,344	47,860
Accumulated amortization:
Customer relationships		(40,901)	(36,514)
Internally developed software		(6,925)	(6,718)
		(47,826)	(43,232)
Net book value		518	4,628
Indefinite-lived intangible assets:
Trade names		900	900
Total intangible assets at net book value		$1,418	$5,528

The Company’s trade name assets were determined to have indefinite lives due to the length of time the trade names have been in place. The Company’s current intentions are to maintain the trade names indefinitely. All other intangible assets are amortized on a straight-line basis over their expected useful lives. As of December 31, 2016, customer relationships, which have an amortization period of 10 years, were the only intangible assets remaining to be amortized.
Amortization expense for the Company’s intangible assets was $4.2 million during each of the years ended December 31, 2016 and 2015 and $4.5 million during the year ended December 31, 2014. Estimated future amortization expense of $0.5 million will occur in fiscal year 2017.

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
Income Tax Expense (Benefit)
Income (loss) before income taxes for our U.S. and foreign operations was comprised of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S.	$(25,221)	$(20,234)	$26,957
Foreign	(2,599)	(9,851)	(6,986)
	$(27,820)	$(30,085)	$19,971

The provision (benefit) for income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$(4)	$334
State	96	132	686
Foreign	465	65	—
	561	193	1,020
Deferred:
Federal	—	80,586	10,241
State	(53)	1,119	526
Foreign	(3,904)	(1,993)	(1,494)
	(3,957)	79,712	9,273
Tax provision (benefit):
Federal	—	80,582	10,575
State	43	1,251	1,212
Foreign	(3,439)	(1,928)	(1,494)
	$(3,396)	$79,905	$10,293

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The differences between the U.S. federal income taxes computed at the statutory rate (35%) and the Company's income taxes for financial reporting purposes were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Statutory federal income tax	$(9,737)	$(10,530)	$6,990
Change in unrecognized tax benefits	(2,780)	422	186
State income tax, less federal benefit	9	(6)	972
Foreign investment in U.S. property	—	—	999
Tax difference on foreign earnings	225	871	675
Change in foreign taxes	—	415	—
Change in valuation allowance	8,606	88,737	—
Tax credits	—	(346)	—
Non-deductible expenses	180	359	289
Other, net	101	(17)	182
Income tax provision (benefit)	$(3,396)	$79,905	$10,293
Deferred Tax Asset/Liability
The components of the net deferred income tax asset (liability) reflected in the Company's consolidated balance sheets at December 31, 2016 and 2015 were as follows (in thousands):

	Deferred Tax Assets (Liabilities)
	December 31,
	2016	2015
Deferred tax assets:
Depreciation and amortization	$10,210	$9,297
Deferred revenue	2,115	655
Net operating loss carryforwards	74,656	71,330
Alternative minimum tax credit carryforward	2,523	2,523
Research and development tax credit carryforward	—	566
Accrued expenses and other	7,891	8,211
Total deferred tax assets	97,395	92,582
Deferred tax liabilities:
Depreciation and amortization	(3,315)	(4,186)
Intangible assets	(487)	(1,854)
Deferred expenses and other	(138)	(127)
Total deferred tax liabilities	(3,940)	(6,167)
Valuation allowance:
Beginning balance	(88,737)	—
Increase during the period	(6,675)	(88,737)
Total valuation allowance	(95,412)	(88,737)
Net deferred tax asset (liability)	$(1,957)	$(2,322)
Deferred income taxes have been classified in the consolidated balance sheet as:
Deferred income tax asset	$257	$39
Deferred income tax liability	(2,214)	(2,361)
Net deferred income tax asset (liability)	$(1,957)	$(2,322)
At December 31, 2015, the Company recorded a valuation allowance of $88.7 million against all of its U.S. federal deferred tax assets and the majority of its state net deferred tax assets based on management’s assessment that it is more likely than not that

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the deferred tax assets will not be realized. In making this assessment, management considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income and results of recent operations. At December 31, 2016, the Company continues to provide a full valuation allowance against its U.S. federal tax assets and the majority of its state net deferred tax assets. The most significant piece of negative evidence in making this assessment was the pretax book losses for the years ended December 31, 2015 and 2016 which resulted in a cumulative pretax book loss as of December 31, 2016. Available positive evidence considered did not outweigh this negative evidence as of December 31, 2016. However, the amount of the deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present. During 2016, the Company’s valuation allowance increased by $8.6 million primarily due to U.S. net operating losses generated in 2016 partially offset by a $2.0 million decrease in the valuation allowance related to a U.S. deferred tax asset associated with uncertain tax positions that were adjusted due to the settlement with Canada Revenue Agency by Seitel Canada Ltd., a wholly-owned subsidiary of the Company (“Seitel Canada”).
As of December 31, 2016, the Company has a U.S. federal NOL carryforward of approximately $200.3 million which can be used to offset U.S. income taxes payable in future years. This U.S. NOL carryforward will expire in periods beginning 2027 through 2036. As of December 31, 2016, the Company has an alternative minimum tax (AMT) credit carryforward of approximately $2.5 million which can be used to offset regular U.S. federal income taxes payable in future years and which has an indefinite carryforward period. As of December 31, 2016, the Company has a Colorado state NOL carryforward of approximately $3.9 million which can be used to offset Colorado state income taxes payable in future years. This state NOL carryforward will expire in periods beginning 2028 through 2036.
As of December 31, 2016, the Company has Canadian NOL carryforwards for federal taxes of approximately $5.8 million (Canadian) which can be used to offset Canadian income taxes payable in future years. This Canadian NOL carryforward will expire in 2035.
During 2016, Seitel Canada settled its outstanding appeal with Canada Revenue Agency related to certain royalty payments made to the Company’s U.S. entities for years 2003 to 2007 and a domestic audit for years 2011 to 2013. As a result of these settlements, the Company recorded a tax benefit of $2.3 million for the year ended December 31, 2016. The Company also recognized a $0.4 million tax benefit for the year ended December 31, 2016 due to a lapse in statute of limitations on previous uncertain tax positions.
Uncertain Tax Positions
The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. A reconciliation of the beginning and ending gross unrecognized tax benefits was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$4,618	$5,274	$5,752
Additions (reductions) based on prior year tax positions	(2,156)	197	—
Reductions related to settlements with taxing authorities	(1,783)	—	—
Reductions as a result of a lapse of statute of limitations	(449)	—	—
Foreign currency translation	263	(853)	(478)
Balance at end of year	$493	$4,618	$5,274
As of December 31, 2016, approximately $0.5 million of the total unrecognized tax benefits would impact the effective income tax rate, if recognized in future periods.
Uncertain tax positions are reflected as income tax assets and liabilities. Income tax-related interest and penalty expenses are recorded as a component of income tax expense. As of December 31, 2016, we had $0.4 million of accrued interest and no accrued penalties. As of December 31, 2015, we had $1.3 million of accrued interest and $0.7 million of accrued penalties. Income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 included $(0.1) million, $0.5 million and $0.2 million, respectively, related to interest on unrecognized tax benefits.
With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2013, 2013 and 2009, respectively.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE E-DEBT
The following is a summary of the Company’s debt (in thousands):

	December 31,
	2016	2015
9½% Senior Notes	$250,000	$250,000
Credit Facility	—	—
	$250,000	$250,000
Less: unamortized debt issuance costs	(3,143)	(4,304)
	$246,857	$245,696
9½% Senior Unsecured Notes: On March 20, 2013, the Company issued, in a private placement, $250.0 million aggregate principal amount of 9½% senior notes due 2019 (the “9½% Senior Notes”). The proceeds from the issuance of the 9½% Senior Notes, together with $29.8 million cash on hand, were used to satisfy and discharge the 9.75% senior notes due 2014 (the “9.75% Senior Notes”), including accrued interest of $4.8 million. As required by their terms, the 9½% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in August 2013. The 9½% Senior Notes mature on April 15, 2019. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. On both December 31, 2016 and 2015, accrued interest totaled $5.0 million and was included in accrued liabilities on the consolidated balance sheet. The 9½% Senior Notes are unsecured and are jointly and severally guaranteed by substantially all of the Company's significant domestic subsidiaries on a senior basis. The 9½% Senior Notes contain restrictive covenants which limit the Company's ability to, among other things, incur additional indebtedness, incur liens, pay dividends and make other restricted payments, engage in transactions with affiliates, and complete mergers, acquisitions and sales of assets.
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
NOTE F-LEASE OBLIGATIONS
Assets recorded under capital lease obligations of $2.8 million and $2.7 million at December 31, 2016 and 2015, respectively, are included in property and equipment. Accumulated depreciation related to such assets was $1.8 million and $1.6 million at December 31, 2016 and 2015, respectively. Depreciation on the assets recorded under capital leases is included in depreciation expense.
The Company leases office space under operating leases, some of which include renewal options. Rental expense for the year ended December 31, 2016 was approximately $1.1 million. Rental expense for each of the years ended December 31, 2015 and 2014 was approximately $1.3 million.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Future minimum lease payments for the five years subsequent to December 31, 2016, thereafter and in the aggregate are as follows (in thousands):

	Capital Leases	Operating Leases
2017	$326	$634
2018	337	560
2019	337	560
2020	337	252
2021	337	189
Thereafter	112	173
Total minimum lease payments	1,786	$2,368
Less amount representing interest	(276)
Present value of net minimum lease payments	$1,510
Capital leases are comprised of a sale leaseback agreement entered into by Seitel Canada in 2002 on a building and land located in Calgary, Alberta, Canada. The term of the lease is 20 years with remaining annual lease payments of: $409,500 (Canadian dollars) until April 2017 and $452,340 (Canadian dollars) from May 2017 until April 2022.

NOTE G-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2016, the Company has recorded the estimated amount of potential exposure it may have with respect to litigation and claims. Such amounts are not material to the financial statements.
NOTE H-STOCK-BASED COMPENSATION
The Company maintains various stock-based compensation plans administered by the board of directors of Holdings, the Company's parent, for the benefit of the Company's key employees and non-employee directors as discussed below.
Total stock-based compensation cost recognized and included in selling, general and administrative expenses was $0.1 million, $0.3 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company did not recognize any tax benefits in the income statement related to stock-based compensation for the three years ended December 31, 2016.
Restricted Stock Units
In April 2008, Holdings adopted the 2008 Restricted Stock and Restricted Stock Unit Plan which is designed to provide incentives to present and future employees of the Company through the grant of restricted stock and restricted stock unit awards. The 2008 Restricted Stock and Restricted Stock Unit Plan authorizes the issuance of up to 25,000 shares of Holdings’ common stock pursuant to such grants. The restricted stock units (“RSUs”) are convertible into common shares of Holdings upon one of the following events: termination of employment, death, disability or upon a change in control of the Company. During the year ended December 31, 2016, 71 RSUs were converted into shares of Holdings. During 2015 and 2014, no RSUs were converted into shares of Holdings. As of December 31, 2016, 1,574 fully vested RSUs with a grant date fair value of $258.00 per share were outstanding. A total of 22,659 restricted shares were available for grant at December 31, 2016.
Stock Options
2007 Non-Qualified Stock Option Plan
In February 2007, Holdings adopted the 2007 Non-Qualified Stock Option Plan (the “2007 Option Plan”) in order to provide an equity component to management compensation following the Merger. The board of directors of Holdings may issue options to purchase up to 105,200 shares of Holdings’ common stock.
The options issued under the 2007 Stock Option Plan contain only service condition requirements and generally vest 25 percent on each anniversary of the grant date for four years provided the employee has provided continued service. The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death,

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

disability and termination of service. The Company recognizes compensation expense for these options on a straight-line basis over the requisite service period for each separate vesting portion of the option as if the option was, in substance, multiple options (graded vesting). The options expire 10 years after the date of grant. Upon exercise of the options, shares will be issued from authorized but unissued shares of Holdings. A total of 15,517 shares of Holdings common stock were available for grant as options at December 31, 2016.
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
The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. For the portion of the options that vest only based upon a service condition, the Company recognizes compensation expense using graded vesting over the requisite service period. For the options containing market and performance conditions, the Company defers all stock-based compensation until the consummation of the performance condition. The options expire 10 years after the date of grant. Upon exercise of the options, shares will be issued from authorized but unissued shares of Holdings. A total of 10,872 shares of Holdings common stock were available for grant under the 2012 Stock Option Plan at December 31, 2016.
No options were granted in 2016 or 2015. The Company estimated the fair value of the options on each grant date in 2014 by using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

Year Ended December 31,
2014
Weighted average grant date fair value per share	$106.08
Weighted average assumptions used:
Expected volatility	45%
Expected life (in years)	6.25
Risk-free interest rate	1.98%
Expected dividend yield	—%
The computation of the expected volatility assumptions used in the option valuation models was based on historical volatilities and implied volatilities of peer companies. The Company utilized the volatilities of peer companies due to its lack of extensive history. When establishing its expected life assumptions, the Company used the “simplified” method prescribed in Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 110, for companies that do not have adequate historical data. The risk-free interest rate was based on the U.S. Treasury yield at the time of grant. The expected dividend yield of 0% was based on the fact that the Company does not currently pay dividends, nor does it intend to pay a dividend in the future.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes stock option activity during the years ended December 31, 2016, 2015 and 2014 (shares in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	130	$218.46	130	$218.46	129	$218.38
Granted	—	$—	—	$—	1	$229.84
Forfeited	(16)	$227.19	—	$—	—	$—
Outstanding at end of period (1)	114	$217.24	130	$218.46	130	$218.46
Options exercisable at end of period (2)	85	$203.48	93	$202.48	88	$199.50
Available for grant at end of period	26		10		10

(1)	Stock options outstanding at December 31, 2016 have a weighted average remaining contractual term of 2.3 years and there is no intrinsic value.

(2)	Exercisable stock options at December 31, 2016 have a weighted average remaining contractual term of 1.3 years and there is no intrinsic value.
The total grant date fair value of options that vested during each of the years ended December 31, 2016, 2015 and 2014 was $0.6 million. As of December 31, 2016, the total future compensation cost related to non-vested options not yet recognized in the consolidated statements of operations was $2.2 million, of which all but $34,000 is attributable to vesting upon contingent events. The Company did not receive cash from option exercises during the three years ended December 31, 2016.
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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At December 31, 2016:
Cash equivalents	$55,674	$55,674	$—	$—
At December 31, 2015:
Cash equivalents	$52,421	$52,421	$—	$—

The Company had no transfers of assets between any of the above levels during the years ended December 31, 2016 or 2015.
Cash equivalents include treasury bills and money market funds that invest in United States government obligations and a Canadian dollar investment account, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturities.
Other Financial Instruments:
At December 31, 2016, the carrying value of the Company's debt was $246.9 million, net of $3.1 million of unamortized debt issuance costs. At December 31, 2015, the carrying value was $245.7 million, net of $4.3 million of unamortized debt issuance

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

costs. The estimated fair value of the debt was approximately $232.6 million at December 31, 2016 and $152.5 million at December 31, 2015. The fair value of the Company's senior notes is based on quoted market prices (Level 1 inputs).
NOTE J-RELATED PARTY TRANSACTIONS
Holdings does not maintain a cash account. Consequently, the Company makes payments, as needed, on Holdings’ behalf for corporate expenditures such as taxes and share repurchases for employees that have left the Company and who held equity instruments in Holdings. The Company receives payments on the outstanding balance only when Holdings receives cash from stock issuances. The Company made payments on behalf of Holdings of approximately $21,000 during the year ended December 31, 2016 and $13,000 during each of the years ended December 31, 2015 and 2014. The balance due from Holdings as of December 31, 2016 and 2015 was $1.2 million.
The Company owns 20% of Wandoo Energy LLC (“Wandoo”), a privately owned oil and gas prospecting company. The Company's Chief Executive Officer and President serves as the Company’s representative on the board of directors of Wandoo. The Company received $10,000 in cash dividends from Wandoo during the year ended December 31, 2016, received no dividends in 2015 and received $72,000 in 2014.

NOTE K-STATEMENT OF CASH FLOW INFORMATION
Cash and cash equivalents at December 31, 2016 and 2015 included $0.5 million of restricted cash related to collateral on seismic operations bonds. The balance at December 31, 2015 also included $125,000 (Canadian) of restricted cash posted as security against Company issued credit cards.
For purposes of the statement of cash flows, the Company considers all highly liquid investments or debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains its day-to-day operating cash and temporary excess cash with various banking institutions that, in turn, invest in time deposits and U.S. Treasury bills.
Income taxes paid during 2016, 2015 and 2014 were $1.5 million, $0.3 million and $2.3 million, respectively. In 2016, 2015 and 2014, the Company received income tax refunds of $5.1 million, $1.0 million, and $7.2 million, respectively.
The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Non-monetary exchanges related to resale licensing	$1,840	$9,300	$741
Non-monetary exchanges from underwriting of new data acquisition	408	—	209
Adjustment to prior year non-monetary exchange from underwriting of new data acquisition	—	(2)	—
Non-monetary exchanges related to data processing and reproduction services	392	13	—
Total non-cash additions to seismic data library	$2,640	$9,311	$950

Non-cash revenue consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Acquisition revenue on underwriting from non-monetary exchange contracts	$129	$168	$38
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	3,179	6,747	1,033
Solutions revenue recognized from non-monetary exchange contracts	—	13	—
Total non-cash revenue	$3,308	$6,928	$1,071

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE L-INDUSTRY SEGMENTS
The Company operates in one business segment, which consists of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services.
Geographic information for the periods presented was as follows (in thousands):

	United States	Canada	Mexico	Total
Year Ended December 31, 2016
Revenue	$75,353	$17,790	$1,403	$94,546
Assets (1)	99,339	18,028	264	117,631
Year Ended December 31, 2015
Revenue	$74,592	$25,660	$—	$100,252
Assets (1)	132,264	31,586	116	163,966
Year Ended December 31, 2014
Revenue	$156,722	$41,315	$—	$198,037
Assets (1)	121,424	47,512	—	168,936

(1)Assets include net seismic data library and net property and equipment.
The Company's revenues may be divided into two major categories: (i) acquisition and licensing of seismic data and (ii) reproduction and delivery of seismic data and other services. Revenue by type of service for the periods presented was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Acquisition and licensing of seismic data	$92,454	$97,938	$194,037
Reproduction and delivery of seismic data and other services	2,092	2,314	4,000
Total revenue	$94,546	$100,252	$198,037

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
The indenture governing the 9½% Senior Notes provides that the guarantees by the Guarantor Subsidiaries will be released in the following customary circumstances: (i) upon a sale or other disposition, whether by merger, consolidation or otherwise, of the equity interests of that guarantor to a person that is not the Company or a restricted subsidiary of the Company; (ii) the guarantor sells all or substantially all of its assets to a person that is not the Company or a restricted subsidiary of the Company; (iii) the guarantor is properly designated as an unrestricted subsidiary or ceases to be a restricted subsidiary; (iv) upon legal defeasance of the 9½% Senior Notes or satisfaction and discharge of the indenture governing the 9½% Senior Notes; (v) the guarantor becomes an immaterial subsidiary or (vi) the guarantor, having also been a guarantor under a credit facility, is released from it guarantee obligations under a credit facility and does not guarantee any indebtedness of the Company or the Guarantor Subsidiaries.
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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following consolidating condensed financial information presents the consolidating condensed balance sheets as of December 31, 2016 and December 31, 2015, and the consolidating condensed statements of operations, statements of comprehensive income (loss) and statements of cash flows for the years ended December 31, 2016, 2015 and 2014 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for under the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$47,971	$8,026	$—	$55,997
Receivables
Trade, net	—	14,819	9,662	—	24,481
Notes and other	—	412	24	—	436
Due from Seitel Holdings, Inc.	—	1,177	—	—	1,177
Intercompany receivables (payables)	(51,982)	51,262	720	—	—
Investment in subsidiaries	420,308	420,456	630	(841,394)	—
Net seismic data library	—	94,039	21,907	(24)	115,922
Net property and equipment	—	611	1,098	—	1,709
Prepaid expenses, deferred charges and other	30	1,413	319	—	1,762
Intangible assets, net	900	402	116	—	1,418
Goodwill	—	107,688	74,324	—	182,012
Deferred income taxes	—	92	165	—	257
TOTAL ASSETS	$369,256	$740,342	$116,991	$(841,418)	$385,171
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$5,007	$8,559	$3,441	$—	$17,007
Income taxes payable	—	24	596	—	620
Senior Notes	246,857	—	—	—	246,857
Obligations under capital leases	—	—	1,510	—	1,510
Deferred revenue	—	13,574	2,330	—	15,904
Deferred income taxes	—	—	2,214	—	2,214
TOTAL LIABILITIES	251,864	22,157	10,091	—	284,112
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,582	—	—	—	400,582
Parent investment	—	764,105	156,594	(920,699)	—
Retained deficit	(283,190)	(45,920)	(33,120)	79,040	(283,190)
Accumulated other comprehensive loss	—	—	(16,574)	241	(16,333)
TOTAL STOCKHOLDER’S EQUITY	117,392	718,185	106,900	(841,418)	101,059
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$369,256	$740,342	$116,991	$(841,418)	$385,171

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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$73,667	$22,261	$(1,382)	$94,546
EXPENSES:
Depreciation and amortization	—	55,934	19,194	(50)	75,078
Cost of sales	—	112	14	(50)	76
Selling, general and administrative	1,078	17,590	6,783	(1,332)	24,119
	1,078	73,636	25,991	(1,432)	99,273
INCOME (LOSS) FROM OPERATIONS	(1,078)	31	(3,730)	50	(4,727)
Interest expense, net	(22,910)	(2,043)	(14)	—	(24,967)
Foreign currency exchange gains	—	—	109	—	109
Other income	—	587	1,178	—	1,765
Loss before income taxes and equity in income (loss) of subsidiaries	(23,988)	(1,425)	(2,457)	50	(27,820)
Provision (benefit) for income taxes	—	43	(3,439)	—	(3,396)
Equity in income (loss) of subsidiaries	(436)	982	—	(546)	—
NET INCOME (LOSS)	$(24,424)	$(486)	$982	$(496)	$(24,424)

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$(24,424)	$(486)	$982	$(496)	$(24,424)
Foreign currency translation adjustments	—	—	3,105	85	3,190
Comprehensive income (loss)	$(24,424)	$(486)	$4,087	$(411)	$(21,234)

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$72,593	$28,978	$(1,319)	$100,252
EXPENSES:
Depreciation and amortization	—	51,455	29,517	(49)	80,923
Cost of sales	—	123	72	—	195
Selling, general and administrative	1,016	15,362	7,125	(1,319)	22,184
	1,016	66,940	36,714	(1,368)	103,302
INCOME (LOSS) FROM OPERATIONS	(1,016)	5,653	(7,736)	49	(3,050)
Interest expense, net	(22,845)	(2,146)	(399)	—	(25,390)
Foreign currency exchange gains (losses)	—	(3)	(1,647)	—	(1,650)
Other income	—	5	—	—	5
Income (loss) before income taxes and equity in loss of subsidiaries	(23,861)	3,509	(9,782)	49	(30,085)
Provision (benefit) for income taxes	9,270	72,563	(1,928)	—	79,905
Equity in loss of subsidiaries	(76,859)	(7,854)	—	84,713	—
NET LOSS	$(109,990)	$(76,908)	$(7,854)	$84,762	$(109,990)

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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(24,625)	$44,564	$10,604	$—	$30,543
Cash flows from investing activities:
Cash invested in seismic data	—	(24,581)	(2,081)	—	(26,662)
Cash paid to acquire property and equipment	—	(274)	(30)	—	(304)
Cash from sale of property and equipment	—	17	1	—	18
Advances to Seitel Holdings, Inc.	—	(21)	—	—	(21)
Net cash used in investing activities	—	(24,859)	(2,110)	—	(26,969)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(205)	—	(205)
Intercompany transfers	24,625	(22,926)	(1,699)	—	—
Net cash provided by (used in) financing activities	24,625	(22,926)	(1,904)	—	(205)
Effect of exchange rate changes	—	—	(47)	—	(47)
Net increase (decrease) in cash and cash equivalents	—	(3,221)	6,543	—	3,322
Cash and cash equivalents at beginning of period	—	51,192	1,483	—	52,675
Cash and cash equivalents at end of period	$—	$47,971	$8,026	$—	$55,997

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(24,717)	$80,698	$16,655	$—	$72,636
Cash flows from investing activities:
Cash invested in seismic data	—	(63,858)	(13,423)	—	(77,281)
Cash paid to acquire property and equipment	—	(422)	(10)	—	(432)
Advances to Seitel Holdings, Inc.	—	(13)	—	—	(13)
Net cash used in investing activities	—	(64,293)	(13,433)	—	(77,726)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(18)	(200)	—	(218)
Intercompany transfers	24,717	(13,717)	(11,000)	—	—
Net cash provided by (used in) financing activities	24,717	(13,735)	(11,200)	—	(218)
Effect of exchange rate changes	—	(3)	(1,189)	—	(1,192)
Net increase (decrease) in cash and cash equivalents	—	2,667	(9,167)	—	(6,500)
Cash and cash equivalents at beginning of period	—	48,525	10,650	—	59,175
Cash and cash equivalents at end of period	$—	$51,192	$1,483	$—	$52,675

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(25,125)	$103,252	$46,218	$—	$124,345
Cash flows from investing activities:
Cash invested in seismic data	—	(68,714)	(24,968)	—	(93,682)
Cash paid to acquire property and equipment	—	(1,705)	(256)	—	(1,961)
Advances to Seitel Holdings, Inc.	—	(13)	—	—	(13)
Net cash used in investing activities	—	(70,432)	(25,224)	—	(95,656)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(32)	(217)	—	(249)
Intercompany transfers	25,125	(9,125)	(16,000)	—	—
Net cash provided by (used in) financing activities	25,125	(9,157)	(16,217)	—	(249)
Effect of exchange rate changes	—	3	(621)	—	(618)
Net increase in cash and cash equivalents	—	23,666	4,156	—	27,822
Cash and cash equivalents at beginning of period	—	24,859	6,494	—	31,353
Cash and cash equivalents at end of period	$—	$48,525	$10,650	$—	$59,175

NOTE N-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2016 and 2015:

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2016
Revenue	$11,950	$24,340	$23,255	$35,001
Operating income (loss)	(9,132)	(5,144)	(1,086)	10,635
Net income (loss)	(13,864)	(9,235)	(5,443)	4,118

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2015
Revenue	$24,326	$30,722	$31,242	$13,962
Operating income (loss)	(5,168)	4,745	1,285	(3,912)
Net loss	(7,646)	(2,276)	(4,055)	(96,013)

Report of Independent Registered Public Accounting
Firm on Financial Statement Schedule

Audit Committee, Board of Directors and Stockholder
Seitel, Inc. and Subsidiaries
Houston, Texas

In connection with our audit of the consolidated financial statements of Seitel, Inc. and Subsidiaries for each of the three years in the period ended December 31, 2016, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic consolidated financial statements. The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP

Houston, Texas
February 16, 2017

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2016, 2015 and 2014
(Amounts in thousands)

	Balance at beginning of period	Charged (Credited) to expense	Deductions from reserves	Balance at end of period
Year ended December 31, 2016:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$267	$(20)	$(24)	$223
Valuation allowance on deferred tax asset	88,737	8,641	(1,966)	95,412
Total	$89,004	$8,621	$(1,990)	$95,635

Year ended December 31, 2015:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$268	$4	$(5)	$267
Valuation allowance on deferred tax asset	—	88,737	—	88,737
Total	$268	$88,741	$(5)	$89,004

Year ended December 31, 2014:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$332	$113	$(177)	$268
Allowance for notes receivable	688	(450)	(238)	—
Total	$1,020	$(337)	$(415)	$268

EXHIBIT
INDEX

Exhibit		Title

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

10.5	†
Seitel Holdings, Inc. 2007 Non-Qualified Stock Option Plan, effective February 14, 2007, as amended as of June 30, 2008 (incorporated by reference from Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 13, 2008).

10.6	†
Amendment to the 2007 Non-Qualified Stock Option Plan of Seitel Holdings, Inc., dated May 23, 2011 (incorporated by reference from Exhibit 10.7 to the quarterly report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 12, 2011).

10.7	†	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.12 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).
10.8	†	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 9, 2010).
10.9	†
Seitel Holdings, Inc. Amended and Restated 2008 Restricted Stock and Restricted Stock Unit Plan, dated July 24, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on July 25, 2012).

10.10	†
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

10.12	†
Amendment to the 2012 Non-Qualified Stock Option Plan of Seitel Holdings, Inc., dated May 30, 2012 (incorporated by reference from Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 13, 2012).

10.13	†
Form of Seitel Holdings, Inc. Stock Option Agreement for the 2012 Plan for Management Employees (incorporated by reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on May 7, 2012).

10.14	†
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

10.17	†
Second Amendment to Employment Agreement by and between Seitel, Inc. and Robert D. Monson, dated January 25, 2010 (incorporated by reference from Exhibit 10.23 to the annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 21, 2014).

10.18	†
Employment Agreement by and between Seitel, Inc. and Kevin P. Callaghan entered into June 9, 2016 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on June 13, 2016).

10.20	†
Employment Agreement by and between Seitel, Inc. and JoAnn Lippman, dated February 1, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 7, 2012).

10.21	†
Employment Agreement by and between Seitel, Inc. and Marcia Kendrick, dated February 15, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 17, 2012).

10.22	†
Employment Agreement by and between Seitel, Inc. and Randall Sides, dated February 15, 2012 (incorporated by reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 17, 2012).

10.23	†
Employment Agreement by and between Seitel, Inc. and David Richard, dated February 15, 2012 (incorporated by reference from Exhibit 10.3 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 17, 2012).

10.24	†
Employment Agreement between Seitel, Inc. and Stephen Graham Hallows, dated April 1, 2013
(incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on April 4, 2013).

10.25	†
Employment Agreement between Seitel, Inc. and Richard Kelvin, dated August 1, 2014
(incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on August 7, 2014).

10.26	†
First Amendment to Employment Agreement between Richard Kelvin and Seitel, Inc., dated August 18, 2016 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on August 18, 2016).

10.27	†	Seitel, Inc. Executive Retention Bonus Program for Key Employees, effective January 1, 2017.
12.1	*	Computation of Ratio of Earnings to Fixed Charges
21.1	*	Subsidiaries of Seitel, Inc.
31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract, compensation plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.