Form 10-K/A
period 2016-12-31
SEITEL INC
filed 2017-03-21
CIK 750813

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
Yes  ☐    No  ☒
The equity interests in the registrant are not held publicly. On March 16, 2017 there were a total of 100 shares of common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of Seitel, Inc. (“Seitel” or the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on February 16, 2017 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to file Part III (Items 10 through 14) information. This Amendment No. 1 speaks as of the filing date of the Original Filing, does not reflect events which may have occurred since the filing date of the Original Filing, and does not amend or modify any disclosure made in the Original Filing except to incorporate Part III, Items 10 through 14. This additional disclosure does not revise or alter the Company’s financial statements and any forward-looking statements contained in the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications by our principal executive officer and principal financial officer, which are being filed or furnished as exhibits to this Amendment No. 1.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age as of March 16, 2017, and position of each of our executive officers and directors of our company.

Name	Age	Position
Robert D. Monson	61	President, Chief Executive Officer and Director
Kevin P. Callaghan	64	Senior Advisor to the Chief Executive Officer and Director
Marcia H. Kendrick	56	Chief Financial Officer, Executive Vice President, Secretary and Treasurer
Richard C. Kelvin	51	Chief Technology Officer, Senior Vice President, President of Seitel Canada Ltd.
Randall A. Sides	50	President of Seitel Data, Ltd.
Allison A. Bennington	53	Director
Ryan M. Birtwell	34	Chairman of the Board of Directors
Dalton J. Boutte	62	Director
Kyle N. Cruz	41	Director
Jay H. Golding	71	Director
John E. Jackson	58	Director
Daniel R. Osnoss	35	Director

Robert D. Monson has been our President and Chief Executive Officer and one of our directors since December 2004. He previously served as our Chief Financial Officer from May 2004 until December 2004 and served as Secretary from August 2004 until December 2004. Mr. Monson has over 30 years of experience in the oil and gas industry, including over 12 years in the international seismic industry. Prior to joining Seitel, he served in various capacities with Schlumberger Limited (“Schlumberger”), a New York Stock Exchange listed company, since 1985. In his last position with Schlumberger, Mr. Monson served as business segment chief financial officer for Schlumberger Well Services and the worldwide controller for Oilfield Technology Centers. Prior to this, he served as worldwide director of human resources for financial personnel of Schlumberger Limited. From 1998 to 2000, he served as chief financial officer of Schlumberger Oilfield Services-UK. From 1985 to 1998, he served as either treasurer or controller to other Schlumberger entities, including assignments in the New York headquarters and various international locations. He has been a director of Wandoo Energy LLC (“Wandoo”), a privately owned oil and gas prospecting company in which Seitel has a 20% ownership interest, since July 2016. Since May 2011, Mr. Monson has also served on the board of Seitel Holdings, Inc. (“Holdings”), our parent company. Mr. Monson’s qualifications to serve on our board of directors (the “Board”) include his long tenure as one of our directors, as well as his extensive background in the oil and gas industry and his many years of business experience.

Kevin P. Callaghan has been Senior Advisor to our Chief Executive Officer since July 2016 and one of our directors since January 2010. He served as Chief Operating Officer and Executive Vice President from June 2002 until June 2016. Since joining Seitel in 1995, Mr. Callaghan held various positions with Seitel Data, Ltd. and Seitel Canada Ltd., both wholly-owned subsidiaries of Seitel. He was Executive Vice President of Seitel Data, Ltd. from May 2003 until June 2016 and was Executive Vice President of Seitel Canada Ltd. from December 2004 until June 2016. Before joining us, he spent 24 years in the seismic industry in various operational and managerial positions in several companies, including his last position as Vice President of North and South American Operations for Digicon Geophysical Corporation. He was a director of Wandoo from November 2005 until June 2016. Since May 2011, Mr. Callaghan has also served on the board of Holdings. Mr. Callaghan’s extensive seismic industry experience and his various operational and management positions bring valuable managerial and corporate governance skills to the full Board.

Marcia H. Kendrick, CPA, has been our Chief Financial Officer and Executive Vice President since October 2009, our Treasurer since May 2005 and our Secretary since February 2017. She was our Assistant Secretary from February 2012 to January 2017 and our Secretary from October 2009 to January 2012. She was our Chief Accounting Officer and Assistant Secretary from August 1993 to October 2009 and Senior Vice President from September 2001 to October 2009. Ms. Kendrick also served as our interim Chief Financial Officer from December 2004 to July 2005 and from June 2002 to May 2004. Prior to joining Seitel in 1993, she was employed by Arthur Andersen LLP, where her last position was Director of Finance and Administration.

Richard C. Kelvin has been President of Seitel Canada Ltd. since August 2016, our Senior Vice President since May 2016 and our Chief Technology Officer since August 2014. He has also been Senior Vice President of Seitel Data Processing, Inc., a wholly-owned subsidiary of Seitel, since August 2014 and Vice President of Seitel Solutions, Ltd., a wholly-owned subsidiary of Seitel, since October 2004. Mr. Kelvin served as President of Seitel Data Processing, Inc. from October 2011 to August 2014. After joining Seitel in 2002 to lead the offshore seismic processing group, Mr. Kelvin became responsible for seismic data management and data processing for the Company. Prior to joining Seitel, Mr. Kelvin most recently served as Seismic Data Processing Manager for Ensign Geophysics from 1997 to 2002.

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

Allison A. Bennington has been one of our directors since January 2010 and one of Holdings’ directors since May 2011. She is the General Counsel and a Partner of ValueAct Capital Management, L.P. (“ValueAct Capital Management”), the investment manager of ValueAct Capital Master Fund, L.P. (“ValueAct Capital”). Prior to joining ValueAct Capital Management in April 2004, Ms. Bennington was the General Counsel of Atriax, Ltd. (“Atriax”), a joint venture of Deutsche Bank, J.P. Morgan Chase, Citibank and Reuters. Prior to joining Atriax, Ms. Bennington was a Managing Director of Robertson Stephens, a full service investment bank, where she ran the Legal Department. She was previously a partner in the London office of Brobeck Hale and Dorr International. Ms. Bennington is on the Board of Directors of the Business Council for International Understanding and is a member of the Council of Institutional Investors’ Advisory Board on Corporate Governance. She is also on the Advisory Board of the Program on Corporate Governance at Harvard Law School and the Board of the Berkeley Center for Law, Business and Economics at UC Berkeley School of Law. Ms. Bennington’s qualifications to serve on our Board include her extensive background in legal, compliance, corporate governance and government relations matters.

Ryan M. Birtwell, CFA, has been one of our directors since January 2010 and Chairman of the Board since January 2017. Mr. Birtwell has also served on the board of Holdings since May 2011. He is a Partner at ValueAct Capital Management, having joined in June 2004. Mr. Birtwell is a former director of KAR Auction Services, Inc. Mr. Birtwell’s qualifications to serve on our Board include his extensive experience in the financial services industry, together with his background in advising portfolio companies of ValueAct Capital.

Dalton J. Boutte has been one of our directors and one of Holdings’ directors since July 2011. Mr. Boutte retired from Schlumberger in February 2013 after 32 years of service. Most recently, he was Executive Vice President from 2004 to 2010, and President of WesternGeco, Schlumberger’s seismic data services subsidiary, from 2003 to 2009. Prior to this, he was worldwide Vice President of Operations for Schlumberger’s Oilfield Services from 2001 to 2003 and President of Europe/Africa/CIS from 2000 to 2001. He served on the board of Qinterra AS from May 2014 until July 2016. Mr. Boutte’s qualifications to serve on our Board include his extensive and varied experience in the seismic industry.

Kyle N. Cruz has been one of our directors and one of Holdings’ directors since May 2011. Mr. Cruz joined Centerbridge Partners, L.P. (“Centerbridge Partners”) in 2007. He is Senior Managing Director and focuses on investments in the

Industrials sector. Prior to joining Centerbridge Partners, he was a Vice President at Diamond Castle Holdings, a private equity firm founded by former senior professionals of DLJ Merchant Banking (“DLJMB”). Previously, he worked as an Associate at DLJMB and J.W. Childs Associates, a Boston-based private equity firm. Mr. Cruz began his career as an Analyst in the Mergers & Acquisitions department of Goldman Sachs. He serves on the Boards of Directors of Aquilex Holdings LLC, Patriot Container Corp (and affiliated entities), Penhall Holding Company (and affiliated entities) and Stallion Oilfield Services Holdings, Inc. Mr. Cruz’s qualifications to serve on our Board include his experience as a director of other companies, his advisory experience with Centerbridge Partners’ investments as well as his extensive financial services industry experience generally.

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

John E. Jackson has been one of our directors since August 2007. Mr. Jackson has also served on the board of Holdings since May 2011. Mr. Jackson is currently President and Chief Executive Officer of Spartan Energy Partners, LP, a privately owned gas gathering, treating and processing company. Mr. Jackson was Chairman, Chief Executive Officer and President of Price Gregory Services, Inc., a pipeline-related infrastructure service provider in North America, from February 2008 until its sale in October of 2009. He served as a director of Hanover Compressor Company (“Hanover”), now known as Exterran Holdings, Inc., from July 2004 until May 2010. Mr. Jackson served as Hanover’s President and Chief Executive Officer from October 2004 to August 2007 and as Chief Financial Officer from January 2002 to October 2004. Mr. Jackson is a director of CONE Midstream Partners, LP, Main Street Capital and Basic Energy Services, Inc. He also serves on the board of several non-profit organizations. Mr. Jackson is a former director of Select Energy Services and RSH Energy. Mr. Jackson’s qualifications to serve on our Board include his many years as an executive and director with companies in the oil and gas industry, his financial literacy and his in-depth knowledge of our business.

Daniel R. Osnoss has been one of our directors and one of Holdings’ directors since May 2011. Mr. Osnoss joined Centerbridge Partners in 2009 and is a Managing Director. He focuses on investments in a variety of industry sectors. Prior to joining Centerbridge Partners, Mr. Osnoss was an Associate at Berkshire Partners LLC (“Berkshire”), a private equity firm, from 2005 to 2007. Prior to Berkshire, he was an Investment Banking Analyst in the Leveraged Finance Group at Goldman Sachs from 2003 to 2005. Mr. Osnoss serves on the Board of Directors of Champion Enterprises Holdings, LLC and Superior Vision Corp. and is a former director of Culligan Newco Ltd. and Focus Financial Partners, L.L.C. Mr. Osnoss’ qualifications to serve on our Board include his extensive experience in the financial services industry, together with his advisory experience with Centerbridge Partners’ investments.

Board Composition

Our Board currently has nine directors and one vacancy, which shall remain vacant until such time as a new director is identified and appointed. Each director serves for annual terms until his or her successor is elected and qualified. We do not have a standing nominating committee, as decisions related to the composition of the Board are made pursuant to the terms of the Securities Holders Agreement described under “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.” Due to this, and due to the fact that we are a wholly-owned subsidiary of Holdings, there is no need for policies or procedures regarding the recommendations of security holders for nominees to the Board.

Committees of the Board of Directors

Although we are a privately owned company that is not required to have a formal compensation committee in place, our compensation decisions have been made by a committee consisting of two members of the Board, currently Messrs. Birtwell and Cruz. This committee is empowered to review and approve the annual compensation and compensation structure of our executive officers and management compensation generally.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and 10% beneficial owners are not subject to Section 16(a) of the Exchange Act as we did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act during the year ended December 31, 2016.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer and principal financial officer or any person performing similar functions (the “Code of Ethics”). The Code of Ethics is available on the Corporate Governance page of our website at www.seitel.com/investor-relations. If we ever were to amend or waive any provision of the Code of Ethics, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our website set forth above rather than by filing a Form 8-K.

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

The principal objectives of our compensation program are to provide an overall compensation package that will attract and retain the most highly qualified executives and provide incentives to create value for our stockholders. In 2016, the total compensation program for our executive officers consisted of three primary components: base salary, annual cash incentive bonuses and personal benefits. Beginning in 2017, we also added a retention bonus program for our current executive officers as described later in this item under “Recent Changes to Compensation Practices”. While accounting treatment is considered when structuring the components of our compensation program, these considerations are secondary to the overall objectives of the compensation program described above.

The Committee does not engage in benchmarking or conduct peer group comparisons or studies in approving the compensation of our executive officers. In addition, the Committee did not engage a compensation consultant during 2016 to assist in determining appropriate levels of compensation. Instead, the type and amount of compensation paid to our executive officers is determined based on the extensive industry experience of the members of the Committee, with the goal of setting compensation at levels that are sufficient to attract and retain the most highly qualified executives who will help create shareholder value. In determining appropriate levels of compensation, the Committee may consider overall past compensation and incentives. Furthermore, the Committee does not target a specified percentage of compensation as short-term or long-term compensation, or cash or equity-based compensation.

The disclosure that follows relates to the compensation for those executives that are “named executive officers” as defined by the SEC, including our Chief Executive Officer, our Chief Financial Officer and our three highest compensated individuals serving as executive officers at the end of 2016 other than our Chief Executive Officer and Chief Financial Officer.

Our named executive officers for the 2016 year are as follows:

•	Robert D. Monson, President and Chief Executive Officer

•	Marcia H. Kendrick, Chief Financial Officer and Executive Vice President

•	Richard C. Kelvin, Chief Technology Officer, Senior Vice President and President Seitel Canada Ltd.

•	JoAnn Lippman, Former General Counsel, Senior Vice President and Secretary

•	Randall A. Sides, President Seitel Data, Ltd.

•	David A. Richard, Former President Seitel Canada Ltd.

Ms. Lippman retired from her position as General Counsel, Senior Vice President and Secretary effective February 15, 2017, but was still considered a named executive officer for the 2016 year. In addition, although only with the Company for a portion of 2016, David Richard, former president of Seitel Canada Ltd. who left the Company in August 2016, is also considered a named executive officer for 2016 under SEC rules.

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

Risk Assessment

The Company has reviewed its compensation policies and practices for all employees and has concluded that any risks arising from such policies and practices are not reasonably likely to have a material adverse effect on the Company. We believe that our compensation policies and practices (i) provide an appropriate mix of short-term and long-term compensation and (ii) promote a focus on strategic goals and long-term success, and therefore limit the incentive of our employees to take excessive risks.

Compensation Elements

As described above, during 2016, the compensation of our named executive officers consisted of three primary elements: base salary, annual cash incentive bonuses and personal benefits. Each of these elements of compensation is described in detail below. Unless otherwise noted, the 2016 base salaries and bonus opportunities for the named executive officers were determined pursuant to the terms of their employment agreements with the Company.

Base Salaries

We believe that base salaries for named executive officers should adequately compensate them for their day-to-day work for us and should be set at levels that allow us to compete for, and retain, executive talent. During 2016, the base salaries for the named executive officers were determined in accordance with the terms of their employment agreements, which allows for increases by the Board or the Committee when appropriate. The Committee continues to evaluate our named executive officers’ base salaries to ensure that they are competitive and that we are able to attract and retain talented executives. With the exception of Mr. Kelvin (described below), the base salaries of the named executive officers have been maintained at the levels in effect at December 31, 2014 due to the downturn in the energy industry in 2015 and 2016. In addition, the Committee did not increase the base salaries of any of our named executive officers with respect to the 2017 year. Mr. Kelvin’s base salary was increased from $295,000 to $320,000, effective as of August 1, 2016, in connection with his increased responsibilities for taking on the role as President of Seitel Canada Ltd.

Annual Bonuses

We pay cash bonuses to our named executive officers pursuant to the terms and conditions of an annual incentive plan approved by the Committee. Under this plan, company-wide financial performance goals are pre-established and a named executive officer’s bonus is based on our performance in relation to these pre-established goals. Bonuses are based on a percentage of the executive’s base salary. If the target financial performance goal is achieved, the executive is entitled to a “target bonus.” If the maximum financial performance goal is achieved or exceeded, the executive is eligible to earn the “maximum bonus.” If we exceed our threshold financial performance goal but do not achieve the target level, the named executive officer is eligible to earn a bonus anywhere from $1.00 up to the target bonus amount based on interpolation as described below. The percentages of base salary payable to each named executive officer with respect to 2016 performance under the “threshold bonus,” the “target bonus” and the “maximum bonus” are set forth in the table below.

	Threshold	Target	Maximum
Name	Bonus %	Bonus %	Bonus %
Robert D. Monson	0%	100%	158%
Marcia H. Kendrick	0%	70%	110%
Richard C. Kelvin	0%	70%	110%
JoAnn Lippman	0%	50%	90%
Randall A. Sides	0%	70%	110%
David A. Richard (1)	0%	70%	110%

(1)	Mr. Richard served as our President of Seitel Canada Ltd. until his departure from the Company effective August 15, 2016. He did not receive a 2016 bonus award.

For 2016, the Committee determined that the annual bonus for each of the named executive officers would be based on Cash EBITDA as defined and calculated under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Performance Measures, Cash EBITDA” in our Annual Report on Form 10-K for the year ended December 31, 2016 before consideration of any 2016 bonus expense (“Cash EBITDA before bonus”); additional information regarding the calculation of Cash EBITDA before bonus may also be found within this document under the heading of “Reconciliation of Non-GAAP to GAAP Financial Measures” below. The Committee determined that Cash EBITDA before bonus was an appropriate performance goal because it reflects the level of cash generated by the Company available for debt service and growing the business.

In determining the financial performance levels under the annual incentive plan, the Committee established a threshold, target and maximum level of performance for the performance goal. Where the level achieved under the performance goal falls between the threshold level and target or target and maximum level, the bonus is determined by interpolation (specifically, if performance exceeds target but is less than maximum, the bonus equals the target bonus, plus the product of (i) the difference between the maximum bonus and the target bonus and (ii) a fraction, the numerator of which equals the excess of actual performance over target performance and the denominator of which equals the excess of the maximum performance goal over the target performance goal). No bonuses are payable with respect to the performance goal if the level of performance attained is below the threshold level. The chart below contains the threshold, target and maximum performance goals established by the Committee for 2016 under our annual incentive plan for the performance measure (in thousands):

Performance Measure	Threshold	Target	Maximum
Cash EBITDA before bonus	$25,000	$35,000	$45,000

During 2016, the Company achieved Cash EBITDA before bonus of $43.0 million. Accordingly, each of the named executive officers except for Mr. Richard received 2016 bonuses as set forth in the “Summary Compensation Table” in the column entitled “Non-Equity Incentive Plan Compensation”. The bonuses for fiscal year 2016 were paid in February 2017.

Equity-Based Compensation

Holdings, our parent company, maintains the Seitel Holdings, Inc. 2007 Non-Qualified Stock Option Plan, as amended (the “Holdings 2007 Stock Option Plan”), the Seitel Holdings, Inc. Amended and Restated 2008 Restricted Stock and Restricted Stock Units Plan (the “Holdings Restricted Stock Plan”) and the Seitel Holdings, Inc. 2012 Non-Qualified Stock Option Plan (the “Holdings 2012 Stock Option Plan”). Pursuant to the terms of these plans, our key employees and non-employee directors are eligible to receive awards of stock options, restricted stock and restricted stock units. Because the Committee determined that each named executive officer’s interests were sufficiently aligned with those of our stockholders due to awards granted in prior years, no equity-based awards were granted to the named executive officers during 2016.

Other Benefits and Perquisites

For 2016, we provided named executive officers with personal benefits and limited perquisites that we and the Committee believe to be reasonable and consistent with the goal of enabling us to attract and retain highly qualified employees for key positions. The Committee periodically reviews the levels of perquisites and personal benefits provided to named executive officers.

All employees, including named executive officers, are eligible to participate in our health and welfare benefit programs and to participate in and receive employer matching contributions under our 401(k) plan in the U.S. or the Registered Retirement Savings Plan (“RRSP”) in Canada. Named executive officers were provided with company-paid life and supplemental disability insurance during the 2016 year. Mr. Richard also received certain automobile related allowances prior to his departure effective August 15, 2016.

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2016, are included in the “Summary Compensation Table below”.

Employment and Severance Arrangements

The Company entered into employment agreements with each of the named executive officers that provide certain severance benefits in the event of a termination of the named executive officer’s employment in limited circumstances. These employment agreements, including the severance provisions, are described below in “Potential Payments Upon Termination of Employment or Change in Control”.

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

Recent Changes to Compensation Practices

On January 13, 2017, the Committee approved the adoption of the Seitel, Inc. Executive Retention Bonus Program for Key Employees (the “Plan”), effective beginning January 1, 2017. The Plan is intended to ensure that the Company will continue to receive the full, undistracted attention and dedication of Messrs. Monson, Sides and Kelvin and Ms. Kendrick (each, a “Key Employee”), who are participants in the Plan, and is in addition to the benefits provided in any Key Employee’s employment agreement with the Company.

The Plan provides that:

•	Each Key Employee who continues as our employee until December 31, 2018 will receive a lump sum cash bonus (the “Retention Bonus”) payable within 30 days of such date; and

•
If a Key Employee is terminated without Cause or a Key Employee terminates employment with the Company for Good Reason (as such capitalized terms are defined in the respective employment agreement of each Key Employee), the Key Employee shall receive a pro rata share of the Retention Bonus.

The respective amounts of the Retention Bonus for the Key Employees are as follows:

•	Mr. Monson - $1,087,040

•	Ms. Kendrick - $361,900

•	Mr. Sides - $361,900

•	Mr. Kelvin - $352,000

If a Key Employee is terminated for Cause or terminates employment with the Company without Good Reason before December 31, 2018, the Key Employee is not entitled to any payment under the Plan.

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

Compensation Committee Interlocks and Insider Participation

Ryan M. Birtwell and Kyle N. Cruz currently serve as members of the Committee. None of the current members of the Board serving on the Committee are or have been at any time one of the Company’s officers or employees. None of the Company’s executive officers currently serves, or have served during the last completed fiscal year, as a member of the compensation committee of an entity that has one or more executive officers serving as a member of the Board. Two of the Company’s employees, Mr. Monson and Mr. Callaghan, serve on the board of directors of Holdings, and Mr. Birtwell is the President and a director of Holdings.

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

Ryan M. Birtwell
Kyle N. Cruz

Summary Compensation Table

The following table reflects amounts earned by our named executive officers for the 2016, 2015 and 2014 fiscal years, as applicable to each executive’s service with the Company.

				Non-Equity
				Incentive
				Plan		All Other
Name and				Compen-		Compen-
Principal Position	Year	Salary ($)		sation ($) (1)		sation ($) (2)	Total ($)
Robert D. Monson, President and Chief Executive Officer	2016	$688,000		$1,008,788		$20,710	$1,717,498
	2015	688,000		—		20,710	708,710
	2014	688,000		583,731		18,968	1,290,699

Marcia H. Kendrick, Chief Financial Officer and Executive Vice President	2016	329,000		336,093		18,689	683,782
	2015	329,000		—		17,609	346,609
	2014	329,000		195,397		17,109	541,506

Richard C. Kelvin, Chief Technology Officer, Senior Vice President and President Seitel Canada Ltd. (3)	2016	305,417	(4)	312,002		16,453	633,872

JoAnn Lippman, Former General Counsel, Senior Vice President and Secretary (5)	2016	272,950	(6)	224,245		18,271	515,466

Randall A. Sides, President Seitel Data, Ltd.	2016	329,000		336,093		17,553	682,646
	2015	329,000		—		14,121	343,121
	2014	329,000		175,253		13,871	518,124

David A. Richard, Former President Seitel Canada Ltd. (7), (8)	2016	157,970		—	(9)	375,981	533,951
	2015	258,000		—		15,779	273,779
	2014	300,433		221,824		18,449	540,706

(1)	Represents the performance-based cash bonus earned pursuant to the annual incentive plan. Bonuses for performance in 2016 were paid in February 2017.

(2)
See the table below, titled “Details of All Other Compensation” for details regarding the amounts reported in this column and see the discussion of personal benefits in the Compensation Discussion and Analysis section above for an explanation of these benefits.

(3)	This is the first year that Mr. Kelvin was a named executive officer of the Company and information for prior years is not required to be presented pursuant to the SEC’s disclosure rules.

(4)	Effective as of August 1, 2016, Mr. Kelvin’s base salary increased from $295,000 to $320,000 in connection with his appointment as President of Seitel Canada Ltd. effective August 11, 2016.

(5)
Ms. Lippman retired from her position as General Counsel, Senior Vice President and Secretary effective February 15, 2017. She was not a named executive officer in 2015 or 2014. Therefore, information for prior years is not required to be presented pursuant to the SEC’s disclosure rules.

(6)	From January 1, 2016 until July 31, 2016, Ms. Lippman worked reduced hours, thus effectively earning an annual salary of $247,200 during that timeframe.

(7)	Mr. Richard served as our President of Seitel Canada Ltd. until his departure from the Company effective August 15, 2016.

(8)
Mr. Richard’s salary, performance-based cash bonus pursuant to the annual incentive plan and “all other compensation” denominated in Canadian dollars were converted to U.S. dollars based on an average of the month-end exchange rates during the twelve months of 2014 and 2015 (for 2014 and 2015 calculations as applicable) and the first eight months of 2016 (for 2016 calculations).

(9)
Pursuant to his employment agreement, even though Mr. Richard left the Company during 2016, he was entitled to a pro-rated 2016 bonus payment along with other compensation in connection with his severance. However, instead of paying Mr. Richard in accordance with the terms of his employment agreement, including, in part, a pro-rated 2016 bonus payable in February 2017, Mr. Richard and the Company agreed that the Company would pay Mr. Richard a severance amount as set forth in the “Details of All Other Compensation Table” in the column entitled “Severance”.

Details of All Other Compensation

Amounts included in “All Other Compensation” in the table above include:

		Supplemental	401(k) or RRSP	Automobile	Post-
	Life Insurance	Disability	Matching	Related	Employment
Name	Premiums (1)	Premiums (2)	Contributions	Allowances (3)	Benefits (4)	Severance (5)
Robert D. Monson	$3,564	$5,146	$12,000	$—	$—	$—
Marcia H. Kendrick	2,322	4,367	12,000	—	—	—
Richard C. Kelvin	1,242	3,211	12,000	—	—	—
JoAnn Lippman	3,564	3,518	11,189	—	—	—
Randall A. Sides	1,242	4,311	12,000	—	—	—
David Richard (6)	168	—	5,693	5,954	1,358	362,808

(1)
The named executive officers in the U.S. were entitled to life insurance coverage which, when combined with the $50,000 of minimum coverage the Company provided to all U.S. employees, totaled $500,000. Accordingly, they had $450,000 in supplemental life insurance protection. Mr. Richard was entitled to life insurance coverage equal to $350,000 (Canadian) whereas all of the Company’s Canadian employees are entitled to life insurance coverage equal to three times annual salary to a maximum of $200,000 (Canadian). Accordingly, he had $150,000 (Canadian) in supplemental life insurance until the end of August 2016, the last month of his employment with the Company.

(2)	U.S. employees with an annual income in excess of $270,000 were eligible for supplemental individual disability insurance. The Company pays the employees’ premiums associated with this benefit.

(3)	Mr. Richard was entitled to a car and parking allowance up until his departure from the Company effective August 15, 2016.

(4)	The Company continued to provide and pay premiums associated with medical, dental, life and disability insurance coverage for Mr. Richard after his departure until December 31, 2016.

(5)
Mr. Richard was paid $478,000 (Canadian) of severance in two installments, one in November 2016 and the other in January 2017, in connection with his departure from the Company effective August 15, 2016.

(6)	The amounts reported in the table above for Mr. Richard were converted to U.S. dollars based on an average of the month-end exchange rates for the first eight months of 2016.

Grants of Plan-Based Awards Table

The following table represents the threshold, target and maximum bonus award that each named executive officer was eligible to earn in 2016 under the annual incentive plan. No equity awards were granted to the named executive officers during the 2016 year.

	Estimated Future Payouts
	Under Non-Equity Incentive
	Plan Awards (1)
	Threshold	Target	Maximum
Name	($) (2)	($) (2)	($) (2)
Robert D. Monson	$0	$688,000	$1,087,040
Marcia H. Kendrick	0	230,300	361,900
Richard C. Kelvin	0	213,792	335,959
JoAnn Lippman	0	136,475	245,655
Randall A. Sides	0	230,300	361,900
David Richard (3)	0	176,926	278,026

(1)
The threshold, target and maximum amounts in these columns have been provided in accordance with Item 402(d) of Regulation S-K of the Exchange Act and show the range of potential payouts. The actual bonus amounts earned for 2016 are reflected in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation”.

(2)
Represents the range of payouts under the annual incentive plan as discussed in further detail in the “Compensation Discussion and Analysis”. The named executive officers’ target and maximum bonuses are a percentage of base salary as set forth in their respective employment agreements.

(3)
Mr. Richard’s range of payouts under the annual incentive plan was converted to U.S. dollars based on an average of the month-end exchange rates for the first eight months of 2016. As noted previously, Mr. Richard departed from the Company effective August 15, 2016 and elected to receive a severance amount in two installments, one in November 2016 and the other in January 2017 in lieu of the severance amounts provided for in his employment agreement, including a pro-rated 2016 bonus.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes certain information regarding option awards outstanding as of December 31, 2016 for each of the named executive officers.

				Equity
				Incentive Plan
				Awards:
	Number	Number		Number
	of Securities	of Securities		of Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unearned		Option	Option
	Options	Options		Unexercised		Exercise	Expiration
Name	(#) Exercisable	(#) Unexercisable		Options (#)		Price ($)	Date
Robert D. Monson	32,787	—				193.13	02/15/2017
	2,400	600	(1)	6,000	(2)	258.37	05/01/2022
Marcia H. Kendrick	4,372	—				193.13	02/15/2017
	5,250	—				193.13	05/03/2020
	1,200	300	(1)	3,000	(2)	258.37	05/01/2022
Richard C. Kelvin	3,279	—				193.13	02/15/2017
	586	147	(1)	1,467	(2)	258.37	05/01/2022
	500	500	(3)			229.84	08/01/2024
JoAnn Lippman	2,000	—				258.37	02/01/2022
	666	167	(1)	1,667	(2)	258.37	05/01/2022
	1,000					258.37	04/01/2023
Randall A. Sides	4,372	—				193.13	02/15/2017
	1,200	300	(1)	3,000	(2)	258.37	05/01/2022
David Richard	—	—		2,400	(2)	258.37	02/15/2017

(1)	The unexercisable options will vest and become exercisable on May 1, 2017.

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

(3)	The unexercisable options will vest and become exercisable in two equal increments on August 1, 2017 and August 1, 2018.

Non-Qualified Deferred Compensation

We do not maintain a non-qualified deferred compensation plan. The amounts below relate to awards of restricted stock units that were designed with certain deferral features upon their grant in 2008.

	Aggregate	Aggregate
	Earnings in Last	Balance at Last
Name	Fiscal Year (1)	Fiscal Year End (1), (2)
Robert D. Monson	$6,556	$84,060
Marcia H. Kendrick	1,642	21,048
Richard C. Kelvin	954	12,234
Randall A. Sides	1,970	25,258

(1)
Aggregate earnings represents the change in fair value of the restricted stock units in fiscal year 2016. The amounts are not based upon a traded share price because the Company does not have publicly held equity. The amounts are based upon a share price calculated using an internal valuation model.

(2)
The following portion of the amounts described in the “Aggregate Balance at Last Fiscal Year End” column were reported in our Summary Compensation Table (2008) for the following named executive officers: Mr. Monson - $164,862, Ms. Kendrick - $41,280 and Mr. Sides - $49,536. The value of the restricted stock units granted to Mr. Kelvin in 2008 were $23,994 (not previously disclosed). These amounts reflect the grant date fair value of the awards as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Neither Ms. Lippman nor Mr. Richard received a grant of restricted stock units.

Holdings maintains the Holdings Restricted Stock Plan, pursuant to which it is authorized to grant restricted stock units to certain eligible individuals. In 2008, each of the named executive officers was granted a certain number of restricted stock units under the Holdings Restricted Stock Plan except for Ms. Lippman and Mr. Richard whose employment with the Company began after the grant of the restricted stock units. The value of those restricted stock units as of December 31, 2016 is set forth in the table above.

A restricted stock unit is not an actual share of Holdings’ common stock, and thus does not confer any shareholder rights on its holder. Rather, a restricted stock unit represents the right to receive one share of Holdings’ common stock on the settlement date, which is generally the earlier of a termination of employment for any reason, including death or disability, or a change in control. Following a grantee’s termination of employment, all shares of Holdings’ common stock received in settlement of restricted stock units are subject to Holdings’ repurchase right. Until restricted stock units are settled, they are credited to a book-keeping account and track the value of Holdings’ common stock. In addition, each time a dividend is declared on Holdings’ common stock, the Committee may credit each outstanding restricted stock unit with dividend equivalents that are deemed to be reinvested in restricted stock units. As of December 31, 2016, Messrs. Monson, Kelvin and Sides and Ms. Kendrick were credited with 639, 93, 192 and 160 restricted stock units, respectively.

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

Potential Payments upon Termination of Employment or Change in Control

The Company has entered into employment agreements with each of its named executive officers. These employment agreements provide for certain payments upon termination of employment as described below. Mr. Richard’s employment agreement ended upon his departure from the Company effective August 15, 2016. Ms. Lippman’s employment agreement ended upon her retirement effective February 15, 2017. In addition, if applicable, each of our named executive officers is entitled to receive payment of his or her restricted stock units upon a termination of employment, including death or disability, or a change in control, and is entitled to receive accelerated vesting of his or her Non-2012 Stock Option Plan

Options upon certain terminations of employment and upon a change in control. The amount that each named executive officer would have received with respect to his or her restricted stock units in the event of a termination of employment, including death or disability, or change in control, in any case, on December 31, 2016, is set forth in the “Aggregate Balance at Last Fiscal Year End” column in the Non-Qualified Deferred Compensation Table above. Neither Mr. Richard nor Ms. Lippman had any restricted stock units at the time of their respective departures from the Company.

The Key Employees will also be eligible to receive potential severance benefits pursuant to the Executive Retention Bonus Program for Key Employees in 2017, but this section is intended to reflect termination and change in control scenarios as of December 31, 2016.

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

In the event that payments and benefits payable upon a change in control subject Mr. Monson to a 20% excise tax under section 4999 and 280G of the Internal Revenue Code, Mr. Monson would receive a “gross-up” payment so that he receives the same amount after-taxes that he would have received had the excise tax not applied. We have calculated the gross-up payment shown in the tables below by assuming an income tax rate of 39.6%, a 2.35% Medicare tax, a 1.188% tax to address the phase-out of itemized deductions and the 20% excise tax imposed upon the payments that Mr. Monson could have received if a change in control had occurred on December 31, 2016.

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

Richard C. Kelvin

On August 1, 2014, the Company entered into an employment agreement with Mr. Kelvin that was immediately effective. The agreement provides for Mr. Kelvin to serve as Chief Technology Officer for an initial term of two years with a mechanism which provides automatic one-year extensions unless an election is made to not extend the term. The agreement provides an initial annual base salary of $295,000, subject to increase by the Board or the Committee, and an annual cash bonus of up to 90% of his base salary under the Company’s annual incentive plan. Effective August 18, 2016, in connection with Mr. Kelvin’s increased responsibilities associated with taking on the role as President of Seitel Canada Ltd., the Company amended Mr. Kelvin’s employment agreement in order to increase his annual cash bonus (effective January 1, 2016) up to 110% of his base salary.

Upon a termination without cause prior to or following a change in control or a resignation by Mr. Kelvin with good reason following a change in control, Mr. Kelvin would be entitled to receive one times his base salary payable in a lump sum and all of his Non-2012 Stock Options would immediately vest. Upon a resignation by Mr. Kelvin for good reason prior to a change in control, he would receive one times his base salary payable in a lump sum. Upon a termination of Mr. Kelvin’s employment due to death, all of his Non-2012 Stock Options would immediately vest. Upon a termination of Mr. Kelvin’s employment for disability, he would be entitled to receive his base salary through the earlier of the end of the term of his employment agreement or one year, reduced by disability insurance payments, if any, received by him, and all of his Non-2012 Stock Options would immediately vest. In addition, Mr. Kelvin is entitled to a pro-rata bonus for the year of termination in the event of any termination of employment described in this paragraph; provided that in the case of termination due to disability, such bonus will not be prorated but will be reduced by disability insurance payments, if any, received by him. Receipt of severance benefits is contingent upon the execution of a release of claims. Mr. Kelvin is also subject to non-competition and non-solicitation covenants for one year after termination.

The terms “cause,” “change in control,” “disability” and “good reason” generally have the same meaning in Mr. Kelvin’s employment agreement as they do in Ms. Kendrick’s employment agreement, as described above.

JoAnn Lippman

On February 1, 2012, the Company entered into an employment agreement with Ms. Lippman that was immediately effective. The agreement provided for Ms. Lippman to serve as General Counsel, Senior Vice President and Secretary for an initial term of two years. The agreement provided an initial annual base salary of $260,000, subject to increase by the Board or the Committee, and an annual cash bonus of up to 90% of her base salary under the Company’s annual incentive plan.

As of December 31, 2016, upon a termination of Ms. Lippman’s employment due to death or disability, all of her Non-2012 Stock Option Plan Options would have immediately vested. Upon a termination of Ms. Lippman’s employment for disability, she would have been entitled to a bonus for the year of termination due to disability. Such bonus would not have been prorated but would have been reduced by disability insurance payments, if any, received by her. Receipt of severance benefits under Ms. Lippman’s employment agreement would have been contingent upon the execution of a release of claims.

The term “disability” generally had the same meaning in Ms. Lippman’s employment agreement as it does in Ms. Kendrick’s employment agreement, as described above.

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

David Richard

On February 15, 2012, the Company entered into an employment agreement with Mr. Richard that was immediately effective. The agreement provided for Mr. Richard to be employed as President of Olympic Seismic Ltd. (the predecessor entity for Seitel Canada Ltd.) for an initial term of two years with a mechanism which provided automatic one-year extensions unless an election was made to not extend the term. The agreement provided an initial annual base salary of $313,635 (Canadian), subject to increase by the Board or the Committee, and an annual cash bonus of up to 110% of his base salary under the Company’s annual incentive plan.

Upon a termination without cause prior to or following a change in control or a resignation by Mr. Richard with good reason following a change in control, Mr. Richard would have been entitled to receive one times his base salary payable in a lump sum and all of his Non-2012 Stock Options would have immediately vested. Upon a resignation by Mr. Richard for good reason prior to a change in control, he would have received one times his base salary payable in a lump sum. Upon a termination of Mr. Richard’s employment due to death, all of his Non-2012 Stock Options would have immediately vested. Upon a termination of Mr. Richard’s employment for disability, he would have been entitled to receive his base salary through the earlier of the end of the term of his employment agreement or one year, reduced by disability insurance payments, if any, received by him, and all of his Non-2012 Stock Options would have immediately vested. In addition, Mr. Richard was entitled to a pro-rata bonus for the year of termination in the event of any termination of employment described in this paragraph; provided that in the case of termination due to disability, such bonus would not have been prorated but would have been reduced by disability insurance payments, if any, received by him. Receipt of severance benefits was contingent upon the execution of a release of claims. Mr. Richard was also subject to non-competition and non-solicitation covenants for one year after termination.

The terms “cause,” “change in control,” “disability” and “good reason” generally had the same meaning in Mr. Richard’s employment agreement as they do in Ms. Kendrick’s employment agreement, as described above. Notwithstanding the foregoing, upon Mr. Richard’s separation with the Company in August 2016, in lieu of Mr. Richard receiving the benefits as set forth in his employment agreement, Mr. Richard and the Company agreed that the Company would pay him one lump sum of $478,000 (Canadian) in two installments, one in November 2016 and the other in January 2017. Receipt of such severance was contingent upon an execution of release of claims.

The following table sets forth the estimated cash and in-kind payments and benefits to which the named executive officers, excluding Mr. Richard, would be entitled under their employment agreements if their employment was terminated for the reasons set forth in the table as of December 31, 2016. Actual payments and benefits that each named executive officer could receive in any given situation cannot be known with any certainty until the termination event or change in control event were to occur. We did not include information for Mr. Richard because he was not employed at the end of the year and the amounts he received upon his departure are included in the Summary Compensation Table described above.

				Supplemental
			Medical	Life
			and Dental	Insurance	280G
Mr. Monson	Severance		Benefits (1)	Benefits (2)	Gross-Up	Total
Termination without Cause or for Good Reason, in either case, prior to a Change in Control	$2,752,000		$8,569	$—	$—	$2,760,569
Termination without Cause or with or without Good Reason, in either case, following a Change in Control	4,128,000		8,569	—	1,493,317	5,629,886
Death	—		—	450,000	—	450,000
Disability	212,099	(3)	—	—	—	212,099
Change in Control	—		—	—	—	—

				Supplemental
	Pro-Rata			Life
	Termination			Insurance
Ms. Kendrick	Bonus (4)	Severance		Benefits (2)	Total
Termination without Cause, prior to or following a Change in Control or for Good Reason, following a Change in Control	$336,093	$329,000		$—	$665,093
Termination with Good Reason, prior to a Change in Control	336,093	329,000		—	665,093
Death	336,093	—		450,000	786,093
Disability	336,093	41,125	(3)	—	377,218
Change in Control	—	—		—	—

					Supplemental
	Pro-Rata			Value of	Life
	Termination			Accelerated	Insurance
Mr. Kelvin	Bonus (4)	Severance		Options (5)	Benefits (2)	Total
Termination without Cause, prior to or following a Change in Control or for Good Reason, following a Change in Control	$312,002	$320,000		$—	$—	$632,002
Termination with Good Reason, prior to a Change in Control	312,002	320,000		—	—	632,002
Death	312,002	—		—	450,000	762,002
Disability	312,002	186,667	(3)	—	—	498,669
Change in Control	—	—		—	—	—

			Supplemental
	Pro-Rata		Life
	Termination		Insurance
Ms. Lippman	Bonus (4)	Severance	Benefits (2)	Total
Death	$—	$—	$450,000	$450,000
Disability	224,245	—	—	224,245
Change in Control	—	—	—	—

				Supplemental
	Pro-Rata			Life
	Termination			Insurance
Mr. Sides	Bonus (4)	Severance		Benefits (2)	Total
Termination without Cause, prior to or following a Change in Control or for Good Reason, following a Change in Control	$336,093	$329,000		$—	$665,093
Termination with Good Reason, prior to a Change in Control	336,093	329,000		—	665,093
Death	336,093	—		450,000	786,093
Disability	336,093	41,125	(3)	—	377,218
Change in Control	—	—		—	—

(1)
For purposes of calculating the value of medical and dental benefits that may be received upon termination of employment, we have provided the Company’s cost of the coverage elected by Mr. Monson as of December 31, 2016, less his required contribution for such coverage.

(2)	Represents supplemental life insurance benefits not made available to all U.S. employees.

(3)
Represents continued base salary and annual bonus (based on 2016 actual cash bonus) through the end of the term of the employment agreements for Mr. Monson (February 14, 2017), for Ms. Kendrick and Mr. Sides (February 15, 2017) and for Mr. Kelvin (August 1, 2017). The actual amount to be paid would be reduced by disability insurance payments, if any.

(4)	Represents the named executive officers’ earned 2016 bonus under our annual incentive bonus plan.

(5)
Represents the estimated spread on Mr. Kelvin’s Non-2012 Stock Option Plan Options as of December 31, 2016. The Company used an internal valuation model to calculate the market price of its stock as of December 31, 2016. These amounts were zero due to the fact that the strike price of his unvested Non-2012 Stock Option Plan Options exceeded the estimated market price.

Director Compensation

The Company may use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on the Board. The Company sets director compensation at a level that reflects the amount of time and skill required of directors in performing their duties to the Company and to its stockholders. Directors typically are granted stock options when they join the Board and may receive additional grants if their role on the Board is expanded or increased. Directors who are employees and ValueAct Capital and Centerbridge representatives receive no additional compensation for serving on the Board.

Non-employee members of the Board receive an annual cash retainer of $75,000 per year. The annual cash retainer is paid quarterly in arrears. No additional compensation is paid for serving as a chair or on any additional committees, or for attending Board or committee meetings.

Director Compensation Table

In 2016, we provided the following compensation to directors who were not employees:

	Fees Earned
Name	or Paid in Cash	Total
Allison A. Bennington (1)	$—	$—
Ryan M. Birtwell (1)	—	—
Dalton J. Boutte	75,000	75,000
Kyle N. Cruz (2)	—	—
Jay H. Golding	75,000	75,000
John E. Jackson	75,000	75,000
Daniel R. Osnoss (2)	—	—
Gregory P. Spivy (1), (3)	—	—

(1)	These directors are employees of ValueAct Capital Management, thus receive no compensation for serving on our Board.

(2)	These directors are employees of Centerbridge Partners, thus receive no compensation for serving on our Board.

(3)	Mr. Spivy served as our Chairman of the Board during 2016 until his resignation on January 19, 2017.

The table below sets forth the grant date, expiration date, number of shares and exercise price for outstanding options held by directors as of December 31, 2016.

Director Compensation - Outstanding Options

		Number
	Date of	of Options	Exercise	Expiration
Name	Grant	Outstanding	Price	Date
Dalton J. Boutte	7/1/2011	1,000	$258.37	7/1/2021
Jay H. Golding	4/24/2007	641	193.13	4/24/2017
Jay H. Golding	6/30/2008	3,970	193.13	6/30/2018
John E. Jackson	8/1/2007	641	193.13	8/1/2017

Reconciliation of Non-GAAP to GAAP Financial Measures

The following is a quantitative reconciliation of Cash EBITDA before bonus (non-GAAP financial measure) to cash flows from operating activities, the most directly comparable GAAP financial measure, on a consolidated basis for the year ended December 31, 2016 (in thousands):

Cash EBITDA before bonus	$43,040
Add (subtract) items not included in cash EBITDA before bonus:
Cash acquisition underwriting revenue	21,329
Revenue recognition adjustments from contracts payable in cash	8,413
Severance and other non-routine costs	(1,984)
Annual bonus expense	(3,678)
Interest expense, net	(24,967)
Amortization of deferred financing costs	1,224
Decrease in allowance for doubtful accounts	(20)
Other cash operating income	14
Current income tax expense	(561)
Changes in operating working capital	(12,267)
Net cash provided by operating activities	$30,543

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The table below provides information relating to Holdings’ equity compensation plans as of December 31, 2016.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance
	exercise of outstanding	exercise price of	under equity compensation
	options, warrants	outstanding options,	plans (excluding securities
Plan Category	and rights	warrants and rights	reflected in first column) (1)
Equity compensation plans approved by security holders	116,102	$217.24	49,048
Equity compensation plans not approved by security holders	—	—	—
Total	116,102	$217.24	49,048

(1)
Of these securities, 15,517 could be issued as stock options under the Holdings 2007 Stock Option Plan, 10,872 could be issued as stock options under the Holdings 2012 Stock Option Plan and 22,659 could be issued as restricted stock or restricted stock units under the Holdings Restricted Stock Plan.

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

Greater than 5% Stockholders

The table below shows information for stockholders known to us to beneficially own more than 5% of our ordinary shares as of March 16, 2017:

	Shares Beneficially Owned
Name and Address	Number	Percentage(1)
ValueAct Capital Master Fund, L.P. (2)	995,430	67.1%
One Letterman Drive
Building D., 4th Floor
San Francisco, CA 94129
Centerbridge Capital Partners, L.P. (3)	483,803	32.6%
375 Park Avenue, 12th Floor
New York, NY 10152-0002

(1)	All percentages are based on 1,484,154 outstanding shares of Holdings as of March 16, 2017.

(2)
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

(3)
A total of 483,803 shares are deemed beneficially owned by Centerbridge Capital Partners, L.P., including (i) 481,906 shares owned by Centerbridge Capital Partners II, L.P. and (ii) 1,897 shares owned by Centerbridge Capital Partners SBS II, L.P.

Share Ownership of Management

The following table sets forth information relating to the beneficial ownership of our shares by each (i) member of the Board, (ii) named executive officer and (iii) all members of the Board and all of our executive officers as a group. To our knowledge, each of such stockholders has sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	Shares Beneficially Owned
Name	Number	Percentage
Marcia H. Kendrick (1)	6,934	*
Jay H. Golding (1), (2)	4,611	*
Robert D. Monson (1)	4,115	*
Kevin P. Callaghan (1)	2,938	*
Randall A. Sides (1)	1,676	*
Richard C. Kelvin (1)	1,373	*
Dalton J. Boutte (1)	1,193	*
John E. Jackson (1)	1,154	*
Allison A. Bennington	—	-
Ryan M. Birtwell	—	-
Kyle N. Cruz	—	-
Daniel R. Osnoss	—	-
All executive officers and directors as a group (12 persons)	23,994	1.59%

*	Indicates less than 1%.

(1)
Includes beneficial ownership of shares that may be acquired upon exercise of options within 60 days of March 16, 2017. The numbers presented include the following stock options: 6,750 for Ms. Kendrick; 3,970 for Mr. Golding; 3,000 for Mr. Monson; 2,266 for Mr. Callaghan; 1,500 for Mr. Sides; 1,233 for Mr. Kelvin; 1,000 for Mr. Boutte and 641 for Mr. Jackson. The numbers for all directors and executive officers as a group include 20,360 stock options.

(2)
Includes 641 shares held by Golding Brothers 1996 Partners, Ltd. Mr. Golding owns a 100% interest in the general partner of Golding Brothers 1996 Partners, Ltd. The limited partnership interests are 99% owned in trust for the benefit of lineal descendants of Mr. Golding with the remaining 1% owned by the general partner.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The Company has several written policies applicable to the review and approval of related party transactions. Pursuant to the Company’s Audit Committee Charter, the Audit Committee reviews reports and disclosures of insider and affiliated party transactions. The Company’s Code of Ethics and Business Conduct provides that no officer, director or employee of the Company or a family member of such officer, director or employee shall personally benefit, directly or indirectly, or derive any other personal gain from any business transaction or activity of the Company, except when the transaction or activity has been fully disclosed to and approved in writing by the Audit Committee. Below is a description of related party transactions in existence since the beginning of last year.

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

Governance Provisions. The Securities Holders Agreement provides that each stockholder shall take all action necessary to ensure that the board of directors of Holdings (the “Holdings Board”) is composed of ten directors.

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

Approved Sale. So long as ValueAct Capital’s ownership percentage in Holdings is greater than or equal to 50%, ValueAct Capital shall have the right, by delivery of a written notice to Holdings and Centerbridge, to elect to require that Holdings be sold to a person or group that is not an affiliate of ValueAct Capital, whether by merger, consolidation, sale of outstanding capital stock, sale of all or substantially all of its assets or otherwise, or if certain financial conditions have been satisfied, to consummate an initial public offering, and each stockholder will be obligated to consent to, vote for and raise no objections against, and will waive dissenters and appraisal rights (if any) with respect to, such approved sale, and, as applicable, will sell, exchange, redeem, agree to cancel or otherwise dispose of its securities, options, warrants or other rights relating to Holdings on the terms and conditions approved by ValueAct Capital.

Requested Sale. Following the fifth anniversary of the Minority Interest Purchase, so long as Centerbridge and its affiliates own at least 50% of the common stock purchased in the Minority Interest Purchase, Centerbridge shall have the right, by delivery of a written notice to Holdings and ValueAct Capital, to elect to require that Holdings be sold to a person or group that is not an affiliate of Centerbridge, whether by merger, consolidation, sale of outstanding capital stock, sale of all or substantially all of its assets or otherwise, or consummate an initial public offering, and each stockholder will be obligated to consent to, vote for and raise no objections against, and will waive dissenters and appraisal rights (if any) with respect to, such approved sale, and, as applicable, will sell, exchange, redeem, agree to cancel or otherwise dispose of its securities, options, warrants or other rights relating to Holdings on the terms and conditions approved by Centerbridge.

Right of First Offer. In the event that ValueAct Capital or Centerbridge desires (i) to sell any common stock of Holdings to a third party or (ii) to cause Holdings to effect an Approved Sale or a Requested Sale (other than a public offering), as applicable, both of which are defined in the Securities Holders Agreement and described above, ValueAct Capital or

Centerbridge, as applicable, must provide the other party with the first opportunity to purchase such shares or acquire Holdings on the same terms and conditions applicable to the third party.

Call and Put Options. If a management investor of Holdings is no longer an employee or director, as applicable, of Holdings or any of its subsidiaries for any reason, all of the securities held by that management investor (whether held directly by the management investor or by one or more of his or her affiliates or permitted transferees, other than Holdings, ValueAct Capital or a ValueAct Capital Affiliate, Centerbridge or a Centerbridge affiliate), will be subject to repurchase by ValueAct Capital and Centerbridge, in the first instance, and Holdings, in the second instance, at their option, pursuant to certain terms and conditions set forth in the Securities Holders Agreement. If the repurchase option is not exercised with regard to all applicable securities consisting of common stock or other shares of capital stock of Holdings following a termination, then all, but not less than all, of such remaining securities consisting of common stock or other shares of capital stock of Holdings held by such management investor will be required to be repurchased by ValueAct Capital and Centerbridge, on a pro-rata basis (based upon their respective ownership percentages in Holdings at the time of repurchase), if so elected by such holder (which option may only be exercised with respect to all such securities held by the holder), pursuant to certain terms and conditions set forth in the Securities Holders Agreement.

Tag-along rights. After the first anniversary of the Minority Interest Purchase, neither ValueAct Capital nor Centerbridge nor their respective permitted transferees or assignees, shall sell or otherwise effect the transfer of any common stock or other securities of Holdings, in either one or a series of transactions, to a third-party other than a permitted transferee unless the other stockholders of Holdings at such time are offered an opportunity to participate ratably in such transaction on the same terms as are to be received by the selling stockholder.

Corporate Opportunity. To the fullest extent permitted by any applicable law, the doctrine of corporate opportunity, or any other analogous doctrine, does not apply with respect to ValueAct Capital or Centerbridge or their respective affiliates or representatives, including any directors of Holdings designated by such persons with respect to their relationship with Holdings and its subsidiaries. ValueAct Capital, Centerbridge and any of their respective representatives shall have the right to engage in business activities, whether or not in competition with Holdings, any of its subsidiaries or their respective business activities, without consulting any other stockholder, and ValueAct Capital and Centerbridge do not have any obligation to any other stockholder with respect to any opportunity to acquire property or make investments at any time.

Transfer Restrictions. Generally, no stockholder or permitted transferee other than ValueAct Capital and Centerbridge may transfer common stock or securities of Holdings, other than in connection with a redemption of shares of common stock or securities of Holdings, unless such transfer is to a person approved in advance in writing by the Holdings Board, and such transfer complies with the notice and other covenants and representations requirements contained in the Securities Holders Agreement.

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

Other Related Party Transactions

Holdings does not maintain a cash account. Consequently, we make payments, as needed, on Holdings’ behalf for corporate expenditures such as taxes and share repurchases for employees that have left our employment and who held equity instruments in Holdings. We receive payments on the outstanding balance only when Holdings receives cash from stock issuances. We made payments on behalf of Holdings of approximately $21,000 during the year ended December 31, 2016 and $13,000 during each of the years ended December 31, 2015 and 2014. The balance due from Holdings as of December 31, 2016 and 2015 was $1.2 million. We received $10,000 in cash dividends from Wandoo during the year ended December 31, 2016, received no dividends in 2015 and received $72,000 in 2014.

Director Independence

Applying the New York Stock Exchange’s independence standards in Section 303A of the Listed Company Manual, Messrs. Boutte, Golding and Jackson each meet the applicable independence standards. When making an independence determination, the Board endeavors to consider all relevant facts and circumstances.

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

The following table presents fees and expenses billed by BKD for the fiscal years ended December 31, 2016 and 2015, all of which were pre-approved by the Audit Committee in compliance with its policy.

	2016	2015
Audit Fees (1)	$380,513	$341,994
Audit-Related Fees (2)	—	4,489
Tax Fees	—	—
All Other Fees	—	—
Total	$380,513	$346,483

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

10.19	†
Employment Agreement by and between Seitel, Inc. and JoAnn Lippman, dated February 1, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 7, 2012).

10.20	†
Employment Agreement by and between Seitel, Inc. and Marcia Kendrick, dated February 15, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 17, 2012).

10.21	†
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

10.23	†
Employment Agreement between Seitel, Inc. and Stephen Graham Hallows, dated April 1, 2013
(incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on April 4, 2013).

10.24	†
Employment Agreement between Seitel, Inc. and Richard Kelvin, dated August 1, 2014
(incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on August 7, 2014).

10.25	†
First Amendment to Employment Agreement between Richard Kelvin and Seitel, Inc., dated August 18, 2016 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on August 18, 2016).

10.26	†
Seitel, Inc. Executive Retention Bonus Program for Key Employees, effective January 1, 2017 (incorporated by reference from Exhibit 10.27 to the annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 16, 2017).

12.1
Computation of Ratio of Earnings to Fixed Charges (incorporated by reference from Exhibit 12.1 to the annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 16, 2017).

21.1		Subsidiaries of Seitel, Inc. (incorporated by reference from Exhibit 12.1 to the annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 16, 2017).
31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document (incorporated by reference from Exhibit 101.INS to the annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 16, 2017).
101.SCH
XBRL Taxonomy Extension Schema Document (incorporated by reference from Exhibit 101.SCH to the annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 16, 2017).

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference from Exhibit 101.CAL to the annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 16, 2017).

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference from Exhibit 101.DEF to the annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 16, 2017).

101.LAB
XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference from Exhibit 101.LAB to the annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 16, 2017).

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference from Exhibit 101.PRE to the annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 16, 2017).

†	Management contract, compensation plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEITEL, INC.

By: /s/	Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date:	March 21, 2017