Form 10-Q
period 2017-03-31
SEITEL INC
filed 2017-05-11
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
As of May 8, 2017, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited) March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$64,251	$55,997
Receivables
Trade, net of allowance for doubtful accounts of $223	24,146	24,481
Notes and other	91	436
Due from Seitel Holdings, Inc.	1,180	1,177
Seismic data library, net of accumulated amortization of $1,200,848 and $1,176,828, respectively	105,162	115,922
Property and equipment, net of accumulated depreciation and amortization of $16,621 and $16,478, respectively	1,659	1,709
Prepaid expenses, deferred charges and other	2,079	1,762
Intangible assets, net of accumulated amortization of $48,472 and $47,826, respectively	900	1,418
Goodwill	182,599	182,012
Deferred income taxes	292	257
TOTAL ASSETS	$382,359	$385,171
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$24,786	$17,007
Income taxes payable	714	620
Senior Notes	247,167	246,857
Obligations under capital leases	1,469	1,510
Deferred revenue	18,078	15,904
Deferred income taxes	1,645	2,214
TOTAL LIABILITIES	293,859	284,112
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	400,580	400,582
Retained deficit	(296,569)	(283,190)
Accumulated other comprehensive loss	(15,511)	(16,333)
TOTAL STOCKHOLDER’S EQUITY	88,500	101,059
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$382,359	$385,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
REVENUE	$20,595	$11,950
EXPENSES:
Depreciation and amortization	22,263	15,101
Cost of sales	10	22
Selling, general and administrative	5,646	5,959
	27,919	21,082
LOSS FROM OPERATIONS	(7,324)	(9,132)
Interest expense, net	(6,210)	(6,356)
Foreign currency exchange gains (losses)	(51)	173
Other income	—	6
Loss before income taxes	(13,585)	(15,309)
Benefit for income taxes	(206)	(1,445)
NET LOSS	$(13,379)	$(13,864)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(13,379)	$(13,864)
Foreign currency translation adjustments	822	6,744
Comprehensive loss	$(12,557)	$(7,120)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount
Balance, December 31, 2016	100	$—	$400,582	$(283,190)	$(16,333)
Amortization of stock-based compensation costs	—	—	(2)	—	—
Net loss	—	—	—	(13,379)	—
Foreign currency translation adjustments	—	—	—	—	822
Balance, March 31, 2017	100	$—	$400,580	$(296,569)	$(15,511)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(13,379)	$(13,864)
Depreciation and amortization	22,263	15,101
Deferred income tax benefit	(612)	(1,445)
Foreign currency exchange losses (gains)	51	(173)
Amortization of deferred financing costs	310	318
Amortization of stock-based compensation	(2)	22
Gain on sale of property and equipment	—	(6)
Non-cash revenue	(289)	(1)
Decrease in receivables	780	6,734
Increase in other assets	(243)	(232)
Increase (decrease) in deferred revenue	2,188	(2,098)
Increase in accounts payable and other liabilities	3,067	6,333
Net cash provided by operating activities	14,134	10,689
Cash flows from investing activities:
Cash invested in seismic data	(5,748)	(6,386)
Cash paid to acquire property and equipment	(136)	(75)
Cash from sale of property and equipment	—	14
Advances to Seitel Holdings, Inc.	(3)	(11)
Net cash used in investing activities	(5,887)	(6,458)
Cash flows from financing activities:
Principal payments on capital lease obligations	(53)	(48)
Net cash used in financing activities	(53)	(48)
Effect of exchange rate changes	60	177
Net increase in cash and cash equivalents	8,254	4,360
Cash and cash equivalents at beginning of period	55,997	52,675
Cash and cash equivalents at end of period	$64,251	$57,035
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$34	$116
Income taxes	$309	$—
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$250	$222
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2017
NOTE A-BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other quarter of 2017 or for the year ending December 31, 2017. The condensed consolidated balance sheet of the Company as of December 31, 2016 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
These sales fall under the following four basic forms of non-exclusive license contracts, each of which is subject to the terms and conditions contained in a customer’s master license agreement.

•
Specific license contract—The customer licenses and selects specific data from the data library, including data currently in progress, at the time the contract is entered into and holds this license for a long-term period.

•
Library card license contract—The customer initially receives only the right to access a certain amount of data. The customer selects which data to access and hold long-term under its license agreement. The length of the selection periods under the library card contracts is limited in time and varies from customer to customer.

•
Review and possession license contract—The customer receives the right to review a certain quantity of data for a limited period of time. During the review period, the customer may select specific data from that available for review to hold long-term under its license agreement. Any data not selected for long-term licensing must be returned to the Company at the end of the review period.

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

Revenue from Non-Monetary Exchanges
In certain cases, the Company will take ownership of a customer’s seismic data or revenue interest (collectively referred to as “data”) in exchange for a non-exclusive license to selected seismic data from the Company’s library or, in some cases, reproduction or data processing services. In connection with specific data acquisition contracts, the Company may choose to receive both cash and ownership of seismic data from the customer as consideration for the underwriting of new data acquisition. In addition, the Company may receive advanced data processing services on selected existing data in exchange for a non-exclusive license to selected data from the Company’s library. These exchanges are referred to as non-monetary exchanges. A non-monetary exchange for data always complies with the following criteria:

•	the data licensed to a customer is always distinct from the data received from that customer;

•	the customer forfeits ownership of the data received by the Company; and

•	the Company retains ownership in the data licensed.
In non-monetary exchange transactions, the Company records a data library asset for the seismic data received or processed at the time the contract is entered into or the data is completed, as applicable, and recognizes revenue on the transaction in equal value in accordance with its policy on revenue from data licenses or data acquisition, or as services are provided by our Seitel Solutions business unit (“Solutions”), as applicable. The data license to the customer is in the form of one of the four basic forms of contracts discussed above. These transactions are valued at the fair value of the data received or the fair value of the license granted or services provided, whichever is more readily determinable.
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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Seismic data library additions	$250	$222
Revenue recognized on specific data licenses or selections of data	250	—
Revenue recognized related to acquisition contracts	39	1
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
Costs of Seismic Data Library
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data and reprocessing existing data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $0.7 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively.
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
The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of April 1, 2017, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

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
The Company did not have any impairment charges during the three months ended March 31, 2017 or 2016.
NOTE D-DEBT
The following is a summary of the Company’s debt (in thousands):

	March 31, 2017	December 31, 2016
9½% Senior Notes	$250,000	$250,000
Less: unamortized debt issuance costs	(2,833)	(3,143)
	$247,167	$246,857
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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At March 31, 2017:
Cash equivalents	$62,906	$62,906	$—	$—
At December 31, 2016:
Cash equivalents	$55,674	$55,674	$—	$—
The Company had no transfers of assets between any of the above levels during the three months ended March 31, 2017 or 2016.
Cash equivalents include treasury bills and money market funds that invest in United States government obligations and a Canadian dollar investment account, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturities.

Other Financial Instruments:
At March 31, 2017, the carrying value of the Company’s debt was $247.2 million, net of $2.8 million of unamortized debt issuance costs. At December 31, 2016, the carrying value was $246.9 million, net of $3.1 million of unamortized debt issuance costs. The estimated fair value of the debt was approximately $250.3 million at March 31, 2017 and $232.6 million at December 31, 2016. The fair value of the Company’s 9½% Senior Notes is based on quoted market prices (Level 1 inputs).
NOTE F-STATEMENT OF CASH FLOW INFORMATION

Cash and cash equivalents at March 31, 2017 and December 31, 2016 included $0.5 million of restricted cash related to collateral on seismic operations bonds.
For purposes of the statement of cash flows, the Company considers all highly liquid investments or debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains its day-to-day operating cash and temporary excess cash with various banking institutions that, in turn, invest in time deposits and U.S. Treasury bills.
The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Non-monetary exchanges related to resale licensing	$250	$222

Non-cash revenue consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Acquisition revenue on underwriting from non-monetary exchange contracts	$39	$1
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	250	—
Total non-cash revenue	$289	$1
NOTE G-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At March 31, 2017, the Company has recorded the estimated amount of potential exposure it may have with respect to claims. Such amounts are not material to the financial statements.
NOTE H-RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The objective of the ASU is to establish a single comprehensive model of accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also significantly expands disclosure requirements concerning revenues for most entities. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which amends certain aspects of the guidance related to identifying performance obligations and licensing implementation. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” to address certain issues in the guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The Company is required to adopt the guidance set forth by these ASUs on January 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach to adopt the new guidance. The Company anticipates utilizing the modified retrospective approach when adopting the new revenue recognition guidance effective January 1, 2018 which will result in the application of the new guidance retrospectively with the cumulative effect of adoption recognized at January 1, 2018, the date of initial application. The Company is in the process of reviewing its customer contracts and comparing its current revenue recognition policies to the provisions of the new standard for each of the Company’s revenue categories. While the Company has not identified any material differences in the amount and timing of revenue recognition for the categories the Company has reviewed to date, the Company’s evaluation is not complete and the Company has not concluded on the overall impacts of adopting the new guidance. The FASB has issued, and may issue in the future, interpretive guidance which may cause the Company’s evaluation to change. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption.
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

The following consolidating condensed financial information presents the consolidating condensed balance sheets as of March 31, 2017 and December 31, 2016, and the consolidating condensed statements of operations, statements of comprehensive income (loss) and statements of cash flows for the three months ended March 31, 2017 and March 31, 2016 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for under the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET
As of March 31, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$52,421	$11,830	$—	$64,251
Receivables
Trade, net	—	14,975	9,171	—	24,146
Notes and other	—	38	53	—	91
Due from Seitel Holdings, Inc.	—	1,180	—	—	1,180
Intercompany receivables (payables)	(51,768)	51,612	156	—	—
Investment in subsidiaries	412,923	420,031	870	(833,824)	—
Net seismic data library	—	83,772	21,402	(12)	105,162
Net property and equipment	—	579	1,080	—	1,659
Prepaid expenses, deferred charges and other	69	1,678	332	—	2,079
Intangible assets, net	900	—	—	—	900
Goodwill	—	107,688	74,911	—	182,599
Deferred income taxes	—	95	197	—	292
TOTAL ASSETS	$362,124	$734,069	$120,002	$(833,836)	$382,359
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$10,946	$7,679	$6,161	$—	$24,786
Income taxes payable	—	24	690	—	714
Senior Notes	247,167	—	—	—	247,167
Obligations under capital leases	—	—	1,469	—	1,469
Deferred revenue	—	15,576	2,502	—	18,078
Deferred income taxes	—	—	1,645	—	1,645
TOTAL LIABILITIES	258,113	23,279	12,467	—	293,859
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,580	—	—	—	400,580
Parent investment	—	764,105	156,643	(920,748)	—
Retained deficit	(296,569)	(53,315)	(33,245)	86,560	(296,569)
Accumulated other comprehensive loss	—	—	(15,863)	352	(15,511)
TOTAL STOCKHOLDER’S EQUITY	104,011	710,790	107,535	(833,836)	88,500
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$362,124	$734,069	$120,002	$(833,836)	$382,359

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$47,971	$8,026	$—	$55,997
Receivables
Trade, net	—	14,819	9,662	—	24,481
Notes and other	—	412	24	—	436
Due from Seitel Holdings, Inc.	—	1,177	—	—	1,177
Intercompany receivables (payables)	(51,982)	51,262	720	—	—
Investment in subsidiaries	420,308	420,456	630	(841,394)	—
Net seismic data library	—	94,039	21,907	(24)	115,922
Net property and equipment	—	611	1,098	—	1,709
Prepaid expenses, deferred charges and other	30	1,413	319	—	1,762
Intangible assets, net	900	402	116	—	1,418
Goodwill	—	107,688	74,324	—	182,012
Deferred income taxes	—	92	165	—	257
TOTAL ASSETS	$369,256	$740,342	$116,991	$(841,418)	$385,171
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$5,007	$8,559	$3,441	$—	$17,007
Income taxes payable	—	24	596	—	620
Senior Notes	246,857	—	—	—	246,857
Obligations under capital leases	—	—	1,510	—	1,510
Deferred revenue	—	13,574	2,330	—	15,904
Deferred income taxes	—	—	2,214	—	2,214
TOTAL LIABILITIES	251,864	22,157	10,091	—	284,112
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,582	—	—	—	400,582
Parent investment	—	764,105	156,594	(920,699)	—
Retained deficit	(283,190)	(45,920)	(33,120)	79,040	(283,190)
Accumulated other comprehensive loss	—	—	(16,574)	241	(16,333)
TOTAL STOCKHOLDER’S EQUITY	117,392	718,185	106,900	(841,418)	101,059
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$369,256	$740,342	$116,991	$(841,418)	$385,171

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$13,802	$7,134	$(341)	$20,595
EXPENSES:
Depreciation and amortization	—	16,116	6,160	(13)	22,263
Cost of sales	—	10	14	(14)	10
Selling, general and administrative	123	4,627	1,223	(327)	5,646
	123	20,753	7,397	(354)	27,919
LOSS FROM OPERATIONS	(123)	(6,951)	(263)	13	(7,324)
Interest expense, net	(5,874)	(321)	(15)	—	(6,210)
Foreign currency exchange losses	—	—	(51)	—	(51)
Loss before income taxes and equity in loss of subsidiaries	(5,997)	(7,272)	(329)	13	(13,585)
Benefit for income taxes	—	(2)	(204)	—	(206)
Equity in loss of subsidiaries	(7,382)	(125)	—	7,507	—
NET LOSS	$(13,379)	$(7,395)	$(125)	$7,520	$(13,379)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net loss	$(13,379)	$(7,395)	$(125)	$7,520	$(13,379)
Foreign currency translation adjustments	—	—	711	111	822
Comprehensive income (loss)	$(13,379)	$(7,395)	$586	$7,631	$(12,557)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$10,474	$1,819	$(343)	$11,950
EXPENSES:
Depreciation and amortization	—	8,910	6,204	(13)	15,101
Cost of sales	—	15	7	—	22
Selling, general and administrative	213	4,087	1,987	(328)	5,959
	213	13,012	8,198	(341)	21,082
LOSS FROM OPERATIONS	(213)	(2,538)	(6,379)	(2)	(9,132)
Interest expense, net	(5,656)	(607)	(93)	—	(6,356)
Foreign currency exchange gains	—	—	173	—	173
Other income	—	6	—	—	6
Loss before income taxes and equity in loss of subsidiaries	(5,869)	(3,139)	(6,299)	(2)	(15,309)
Benefit for income taxes	—	(27)	(1,418)	—	(1,445)
Equity in loss of subsidiaries	(7,995)	(4,881)	—	12,876	—
NET LOSS	$(13,864)	$(7,993)	$(4,881)	$12,874	$(13,864)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net loss	$(13,864)	$(7,993)	$(4,881)	$12,874	$(13,864)
Foreign currency translation adjustments	—	—	6,661	83	6,744
Comprehensive income (loss)	$(13,864)	$(7,993)	$1,780	$12,957	$(7,120)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(215)	$8,513	$5,836	$—	$14,134
Cash flows from investing activities:
Cash invested in seismic data	—	(3,747)	(2,001)	—	(5,748)
Cash paid to acquire property and equipment	—	(98)	(38)	—	(136)
Advances to Seitel Holdings, Inc.	—	(3)	—	—	(3)
Net cash used in investing activities	—	(3,848)	(2,039)	—	(5,887)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(53)	—	(53)
Intercompany transfers	215	(215)	—	—	—
Net cash provided by (used in) financing activities	215	(215)	(53)	—	(53)
Effect of exchange rate changes	—	—	60	—	60
Net increase in cash and cash equivalents	—	4,450	3,804	—	8,254
Cash and cash equivalents at beginning of period	—	47,971	8,026	—	55,997
Cash and cash equivalents at end of period	$—	$52,421	$11,830	$—	$64,251

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(194)	$10,195	$703	$(15)	$10,689
Cash flows from investing activities:
Cash invested in seismic data	—	(5,915)	(486)	15	(6,386)
Cash paid to acquire property and equipment	—	(75)	—	—	(75)
Cash from sale of property and equipment	—	14	—	—	14
Advances to Seitel Holdings, Inc.	—	(11)	—	—	(11)
Net cash used in investing activities	—	(5,987)	(486)	15	(6,458)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(48)	—	(48)
Intercompany transfers	194	(194)	—	—	—
Net cash provided by (used in) financing activities	194	(194)	(48)	—	(48)
Effect of exchange rate changes	—	—	177	—	177
Net increase in cash and cash equivalents	—	4,014	346	—	4,360
Cash and cash equivalents at beginning of period	—	51,192	1,483	—	52,675
Cash and cash equivalents at end of period	$—	$55,206	$1,829	$—	$57,035

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this document. When we use the terms “we”, “us”, “our” or similar words in this disclosure, we are referring to Seitel, Inc. and its subsidiaries, unless the context otherwise requires.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking, among others. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward-looking. The words “believe”, “expect”, “anticipate”, “estimate”, “project”, “propose”, “plan”, “target”, “foresee”, “should”, “intend”, “may”, “will”, “would”, “could”, “potential” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance, but represent our present belief, based on our current expectations and assumptions, with respect to future events and their potential effect on us. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. Such risks and uncertainties include, without limitation, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of economic conditions, our ability to obtain financing on satisfactory terms if internally generated cash flows are insufficient to fund our capital needs, the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally and changes in the capital expenditure budgets of our customers, as well as the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”).
The forward-looking statements contained in this report speak only as of the date hereof and readers are cautioned not to place undue reliance or project future results based on such forward-looking statements or present or prior earnings levels. Except as required by applicable law, we disclaim any duty to update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC and in our future periodic reports filed with the SEC.
Overview
General
We are a leading provider of onshore seismic data to the oil and gas industry in North America. We own an extensive library of onshore and offshore seismic data that we have accumulated since our inception in 1982 that we offer for license to exploration and production (“E&P”) companies. Our primary areas of focus are onshore United States and Canada and, to a lesser extent, offshore U.S. Gulf of Mexico. In addition, we began to expand our data library coverage into Mexico in 2015 as a result of the energy reform in Mexico. We believe our data library is one of the largest onshore three-dimensional (“3D”) databases available for licensing in North America and includes leading positions in oil, liquids-rich and natural gas unconventional plays as well as conventional areas.
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

With crude oil prices stabilizing around $50 per barrel beginning in the fourth quarter of 2016, E&P companies have gained confidence in their cash flow outlook and have begun to increase spending on drilling and completing new wells. We remain cautiously optimistic that this increase in industry activity should result in improvements in seismic spending from our E&P clients in 2017. We do, however, believe that seismic spending will continue to fluctuate quarter to quarter. We believe our asset-light business model, variable cost structure and streamlined support structure allow us to respond to changes, both positive and negative, in the industry environment.

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
Merger and Acquisition/Joint Venture Activity: Merger and acquisition activity continues to occur within our client base. This activity could have a negative impact on seismic companies that operate in markets with a limited number of participating clients. However, we believe that, over time, this activity could have a positive impact on our business, as it should generate resale licensing revenue, result in increased vitality in the trading of mineral interests and result in the creation of new independent customers through the rationalization of staff within those companies affected by this activity.
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
North America Drilling Activity: The North American land rig count continues to improve in 2017 as a result of stabilized oil prices. Since the low of 422 rigs in May 2016, the North American land rig count has more than doubled to 936 rigs as of April 21, 2017. The rig count is forecast to continue to rise throughout 2017 with continued strong directional drilling activity.
Availability of Capital for Our Customers: The continued low oil and gas prices have caused a reduction in cash flows for our customers. Many E&P companies rely on revolving credit to finance their day-to-day operations. These credit facilities have borrowing bases that are tied to the net present value of their reserves. Lower oil prices have decreased the value of those reserves and, as a result, the borrowing bases under such facilities have been reduced although companies are beginning to see some increases in the borrowing bases as a result of oil prices strengthening in the latter part of 2016. Reductions in cash flows resulting from lower commodity prices, along with the reduced availability of credit and increased costs of borrowing, has had, and could continue to have, a material impact on the ability of such companies to obtain funding necessary to purchase our seismic data.
Government Regulation: Our operations and the operations of our third party contractors are subject to a variety of federal, provincial, state, foreign and local laws and regulations, including environmental and health and safety laws. We invest financial and managerial resources to comply with these laws and related permit requirements and require our third party contractors to do the same. Modification of existing laws or regulations and the adoption of new laws or regulations impacting exploration or production activities by oil and gas companies may have a material effect on our business operations.
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

Cash resales for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash resales	$14,021	$2,698

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

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, cash flows from operating activities (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash EBITDA	$8,850	$(1,771)
Add (subtract) other components not included in cash EBITDA:
Cash acquisition underwriting revenue	6,874	4,951
Revenue recognition adjustments from contracts payable in cash	(1,076)	3,756
Severance and other non-routine costs	—	(946)
Interest expense, net	(6,210)	(6,356)
Amortization of deferred financing costs	310	318
Current income tax expense	(406)	—
Changes in operating working capital	5,792	10,737
Net cash provided by operating activities	$14,134	$10,689

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2017 to May 8, 2017, we completed the addition of approximately 1,500 square miles of seismic data to our library. As of May 8, 2017, we had approximately 200 square miles of seismic data in progress.
Critical Accounting Policies
We operate in one business segment, which consists of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2016.

Results of Operations
Revenue
The following table summarizes the components of our revenue for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Acquisition underwriting revenue:
Cash underwriting	$6,874	$4,951
Underwriting from non-monetary exchanges	39	1
Total acquisition underwriting revenue	6,913	4,952
Resale licensing revenue:
Cash resales	14,021	2,698
Non-monetary exchanges	250	222
Revenue recognition adjustments	(1,076)	3,534
Total resale licensing revenue	13,195	6,454
Total seismic revenue	20,108	11,406
Solutions and other	487	544
Total revenue	$20,595	$11,950
Total revenue was $20.6 million in the first quarter of 2017 compared to $12.0 million in the first quarter of 2016. Acquisition underwriting revenue was $6.9 million in the first quarter of 2017 compared to $5.0 million in the first quarter of 2016. New data acquisition activity in the first quarter of 2017 was focused in the Eagle Ford/Woodbine and Louisiana Cotton Valley areas in the U.S. and in the Montney area in Canada. Total resale licensing revenue was $13.2 million in the first quarter of 2017 compared to $6.5 million in the first quarter of 2016. Cash resales increased from $2.7 million in the first quarter of 2016 to $14.0 million in the first quarter of 2017. Crude oil prices have recovered from the lows experienced in the first quarter of 2016, stabilizing around $50 per barrel beginning in the fourth quarter of 2016, and have resulted in increased spending by E&P companies which, in turn, positively impacted demand for our seismic data. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The $4.6 million reduction in revenue recognition adjustments between the first quarters of 2016 and 2017 primarily resulted from a decrease in selections from library card contracts and higher deferrals associated with new licensing contracts.
At March 31, 2017, we had a deferred revenue balance of $18.1 million, compared to the December 31, 2016 balance of $15.9 million. The deferred revenue balance was related to (i) deferred revenue on data acquisition projects, (ii) data licensing contracts on which selection of specific data had not yet occurred, (iii) contracts in which the data products are not yet available and (iv) data licensing contracts on which the revenue recognition criteria has not yet been met. The deferred revenue will be recognized as work progresses on the data acquisition contracts, when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as the data products become available or as all of the revenue recognition criteria are met.

Depreciation and Amortization
The table below sets forth the components of depreciation and amortization and presents seismic data amortization as a percentage of total seismic revenue for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017		2016
Amortization of seismic data:
Income forecast	$10,836	53.9%	$4,049	35.5%
Straight-line	10,770	53.6%	9,835	86.2%
Total amortization of seismic data	21,606	107.5%	13,884	121.7%
Depreciation of property and equipment	137		183
Amortization of acquired intangibles	520		1,034
Total	$22,263		$15,101
Total seismic data library amortization amounted to $21.6 million in the first quarter of 2017 compared to $13.9 million in the first quarter of 2016. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during the period as well as the amount of straight-line amortization required under our accounting policy. Income forecast amortization as a percentage of total seismic revenue increased between the first quarters of 2016 and 2017 primarily due to the mix of data being licensed. In both quarters, we had resale revenue recognized from data whose costs were fully amortized. In the first quarter of 2017, the percentage of resale revenue recognized from data whose costs were fully amortized was 35% as compared to 87% in the first quarter of 2016. Straight-line amortization represents the expense required under our accounting policy to ensure the book value of our data is fully amortized within four years of when the data becomes available for licensing. The amount of straight-line amortization varies between periods due to the distribution of revenue among the various seismic surveys.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $5.6 million in the first quarter of 2017 compared to $6.0 million in the first quarter of 2016. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash SG&A expenses	$5,648	$5,937
Non-cash compensation expense	(2)	22
Total	$5,646	$5,959
The decrease in cash SG&A expenses of $0.3 million from the first quarter of 2016 to the first quarter of 2017 was primarily due to a $0.9 million reduction in non-routine costs partially offset by a $0.6 million increase in routine overhead costs. Non-routine costs in the first quarter of 2016 included $0.9 million in termination benefits related to headcount reductions; no such charges were incurred in 2017. The increase in routine overhead costs of $0.6 million was mainly due to an increase in variable compensation, consisting of commissions and annual incentive compensation, resulting from the increase in revenue and Cash EBITDA in the first quarter of 2017.
Non-cash compensation expense was negative in the first quarter 2017 due to the reversal of previously recorded expense associated with stock options that had not vested and were forfeited as a result of an employee’s departure in 2017.
Income Taxes
Income tax benefit was $0.2 million in the first quarter of 2017 compared to $1.4 million in the first quarter of 2016. The income tax benefit in the first quarter of 2017 was primarily related to our Canadian operations. The U.S. federal tax benefit of $4.5 million resulting from our first quarter 2017 U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized. The income tax benefit in the first quarter of 2016 was comprised of a $1.5 million benefit related to our Canadian operations offset slightly by $0.1 million of expense related to interest on uncertain tax positions.

Net Loss
Net loss was $13.4 million in the first quarter of 2017 compared to $13.9 million in the first quarter of 2016. The decrease in the loss between quarters was primarily due to higher revenues, partially offset by higher amortization of our seismic data library and lower income tax benefit.
Liquidity and Capital Resources
As of March 31, 2017, we had $64.3 million in consolidated cash, cash equivalents and short-term investments, including $0.5 million of restricted cash. Our Canadian subsidiary regularly holds cash which is used to reinvest in its operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to pay taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. Cash held by our Canadian subsidiary fluctuates throughout the year and at March 31, 2017, was $11.8 million.
Our primary sources of liquidity are cash on hand and cash generated from operations.
9½% Senior Unsecured Notes: On March 20, 2013, we issued in a private placement $250.0 million aggregate principal amount of our 9½% Senior Notes. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. The notes mature on April 15, 2019. To the best of our knowledge, we were in compliance with all covenants contained in the indenture governing our 9½% Senior Notes at March 31, 2017.
We may from time to time, as part of various financing and investment strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.
Cash Flows from Operating Activities: Cash flows provided by operating activities were $14.1 million and $10.7 million for the three months ended March 31, 2017 and 2016, respectively. Operating cash flows for 2017 increased from 2016 primarily due to higher collections of fourth quarter 2016 cash resales in the first quarter of 2017 compared to collections of fourth quarter 2015 cash resales in the first quarter of 2016, partially offset by payments of 2016 annual incentive compensation made in 2017 and lower collections of acquisition underwriting revenue as a result of invoice timing.
Cash Flows from Investing Activities: Cash flows used in investing activities were $5.9 million and $6.5 million for the three months ended March 31, 2017 and 2016, respectively. Cash expenditures for seismic data were $5.7 million and $6.4 million for the three months ended March 31, 2017 and 2016, respectively.
Cash Flows from Financing Activities: Cash flows used in financing activities were $0.1 million for each of the three months ended March 31, 2017 and 2016.
Anticipated Liquidity: Our ability to cover our operating and capital expenses, make required debt service payments on our 9½% Senior Notes, incur additional indebtedness and comply with our various debt covenants will depend primarily on our ability to generate sufficient operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses, as well as interest on our 9½% Senior Notes and principal and interest on our other indebtedness, from our operating cash flows and cash and cash equivalents on hand. Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. To the extent our operating cash flows and cash on hand are not sufficient to cover our anticipated expenditures, we could seek to obtain additional financing. However, there can be no assurance that we would be able to obtain any such financing on satisfactory terms or at all. If necessary, we could choose to further reduce our spending on capital projects and operating expenses to ensure we operate within the cash flow generated from our operations. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.
Deferred Taxes
As of March 31, 2017, we had a net deferred tax liability of $1.6 million attributable to our Canadian operations. In the United States, we had a federal deferred tax asset of $98.7 million, which was fully offset by a valuation allowance. The recognition of the U.S. federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the federal deferred tax asset will be realized. As of March 31, 2017, it was more likely than not that all of the U.S. federal deferred tax asset will not be realized. Additionally, in the U.S., we had a state deferred tax asset of $1.3 million of which $1.2 million was offset by a valuation allowance. The remaining state deferred tax asset was recognized as it is more likely than not that the state deferred tax asset will be realized. Lastly, we had a deferred tax asset of $0.2 million related to our Mexican operations that was recognized as of March 31, 2017 as it is more likely than not that the deferred tax asset will be realized.

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
Capital Expenditures
During the three months ended March 31, 2017, capital expenditures for seismic data and other property and equipment amounted to $10.8 million on a gross basis and $3.7 million on a net cash basis. Our capital expenditures for the first three months of 2017 are comprised of the following (in thousands):

Three Months Ended March 31, 2017
New data acquisition	$7,423
Cash purchases and data processing	2,998
Non-monetary exchanges	250
Property and equipment	136
Total capital expenditures	10,807
Less: Non-monetary exchanges	(250)
Changes in working capital	(4,673)
Cash investment per statement of cash flows	$5,884
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

Three Months Ended March 31, 2017
Total capital expenditures	$10,807
Less: Non-monetary exchanges	(250)
Cash underwriting revenue	(6,874)
Net cash capital expenditures	$3,683
As of May 8, 2017, we had capital expenditure commitments related to data acquisition projects of approximately $11.2 million, of which we have obtained approximately $10.3 million of cash underwriting. We expect the majority of our $0.9 million committed net cash capital expenditures to be incurred in 2017. See discussion of our sources of liquidity under “Liquidity and Capital Resources” beginning on page 29 of this Quarterly Report.

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
Additionally, certain intercompany balances between our U.S. and Canadian subsidiaries are denominated in U.S. dollars. Since this is not the functional currency of our Canadian subsidiary, the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign exchange risk as it relates to these intercompany balances. A sensitivity analysis on the intercompany balance as of March 31, 2017 indicates that if the U.S. dollar strengthened or weakened 4% (determined using an average of the last three years’ historical exchange rates) against the Canadian dollar, the effect upon our Consolidated Statements of Operations would be less than $0.1 million.
We have not had any significant changes in our market risk exposures during the quarter ended March 31, 2017.

Item 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and President along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2017 were effective at the reasonable assurance level.

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Part I, Item 1, Note G to Condensed Consolidated Interim Financial Statements, which is incorporated herein by reference.

Item 1A.	RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended, initially filed with the SEC on February 16, 2017, and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. You should be aware that these risk factors and other information may not describe every risk we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or results of operations.

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

SEITEL, INC.

Date: May 11, 2017	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date: May 11, 2017	/s/ Marcia H. Kendrick
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