Form 10-Q
period 2017-06-30
SEITEL INC
filed 2017-08-10
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Yes  ☐    No  ☒
As of August 7, 2017, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited) June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$60,843	$55,997
Receivables
Trade, net of allowance for doubtful accounts of $178 and $223, respectively	18,281	24,481
Notes and other	395	436
Due from Seitel Holdings, Inc.	1,185	1,177
Seismic data library, net of accumulated amortization of $1,229,789 and $1,176,828, respectively	91,286	115,922
Property and equipment, net of accumulated depreciation and amortization of $16,880 and $16,478, respectively	1,622	1,709
Prepaid expenses, deferred charges and other	2,497	1,762
Intangible assets, net of accumulated amortization of $48,858 and $47,826, respectively	900	1,418
Goodwill	184,368	182,012
Deferred income taxes	272	257
TOTAL ASSETS	$361,649	$385,171
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$16,155	$17,007
Income taxes payable	532	620
Senior Notes	247,484	246,857
Obligations under capital leases	1,443	1,510
Deferred revenue	12,914	15,904
Deferred income taxes	1,680	2,214
TOTAL LIABILITIES	280,208	284,112
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	400,588	400,582
Retained deficit	(306,205)	(283,190)
Accumulated other comprehensive loss	(12,942)	(16,333)
TOTAL STOCKHOLDER’S EQUITY	81,441	101,059
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$361,649	$385,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE	$23,700	$24,340	$44,295	$36,290
EXPENSES:
Depreciation and amortization	21,969	24,805	44,232	39,906
Cost of sales	33	11	43	33
Selling, general and administrative	5,005	4,668	10,651	10,627
	27,007	29,484	54,926	50,566
LOSS FROM OPERATIONS	(3,307)	(5,144)	(10,631)	(14,276)
Interest expense, net	(6,187)	(6,334)	(12,397)	(12,690)
Foreign currency exchange gains (losses)	(34)	(10)	(85)	163
Other income	96	4	96	10
Loss before income taxes	(9,432)	(11,484)	(23,017)	(26,793)
Provision (benefit) for income taxes	204	(2,249)	(2)	(3,694)
NET LOSS	$(9,636)	$(9,235)	$(23,015)	$(23,099)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(9,636)	$(9,235)	$(23,015)	$(23,099)
Foreign currency translation adjustments	2,569	(308)	3,391	6,436
Comprehensive loss	$(7,067)	$(9,543)	$(19,624)	$(16,663)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount
Balance, December 31, 2016	100	$—	$400,582	$(283,190)	$(16,333)
Amortization of stock-based compensation costs	—	—	6	—	—
Net loss	—	—	—	(23,015)	—
Foreign currency translation adjustments	—	—	—	—	3,391
Balance, June 30, 2017	100	$—	$400,588	$(306,205)	$(12,942)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(23,015)	$(23,099)
Depreciation and amortization	44,232	39,906
Deferred income tax benefit	(585)	(3,703)
Foreign currency exchange losses (gains)	85	(163)
Amortization of deferred financing costs	627	628
Amortization of stock-based compensation	6	76
Decrease in allowance for doubtful accounts	—	(21)
Gain on sale of seismic data and property and equipment	(96)	(7)
Non-cash revenue	(1,407)	(1,364)
Decrease (increase) in receivables	6,441	(10,413)
Increase in other assets	(165)	(10)
Decrease in deferred revenue	(2,888)	(1,160)
Increase (decrease) in accounts payable and other liabilities	(2,381)	4,084
Net cash provided by operating activities	20,854	4,754
Cash flows from investing activities:
Cash invested in seismic data	(16,101)	(12,869)
Cash paid to acquire property and equipment	(250)	(145)
Cash from sale of property and equipment	3	18
Advances to Seitel Holdings, Inc.	(8)	(16)
Net cash used in investing activities	(16,356)	(13,012)
Cash flows from financing activities:
Principal payments on capital lease obligations	(112)	(100)
Net cash used in financing activities	(112)	(100)
Effect of exchange rate changes	460	156
Net increase (decrease) in cash and cash equivalents	4,846	(8,202)
Cash and cash equivalents at beginning of period	55,997	52,675
Cash and cash equivalents at end of period	$60,843	$44,473
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,940	$12,102
Income taxes, net of refunds received	$690	$(187)
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$1,250	$1,022
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
June 30, 2017
NOTE A-BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any other quarter of 2017 or for the year ending December 31, 2017. The condensed consolidated balance sheet of the Company as of December 31, 2016 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
NOTE B-REVENUE RECOGNITION
Revenue from Data Acquisition
The Company generates revenue when it creates a new seismic survey that is initially licensed by one or more of its customers to use the resulting data. The payments for the initial licenses are sometimes referred to as acquisition underwriting or prefunding. Customers make periodic payments throughout the new survey creation period, which generally correspond to costs incurred and work performed. These payments are non-refundable. Contracts which are signed up to the time the Company makes a firm commitment to create the new seismic survey are considered acquisition underwriting. Any subsequent license of the data while the survey is in progress or once it is completed is considered a resale license (see “Revenue from Non-Exclusive Data Licenses”).
Acquisition underwriting revenue is recognized throughout the new survey creation period using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for its new survey creation projects. On average, the duration of the new survey creation process is approximately twelve to eighteen months. Under the contracts related to the new survey, the Company creates new seismic data designed in conjunction with its customers and specifically suited to the geology of the area using the most appropriate technology available.
The Company outsources the substantial majority of the work required to complete data acquisition projects to third party contractors. The Company’s payments to these third party contractors comprise the substantial majority of the total estimated costs of the projects and are paid throughout the new survey creation period. A typical survey includes specific activities required to complete the survey creation, each of which has value to the customers. Typical activities, that often occur concurrently, include:

•	permitting for land access, mineral rights, and regulatory approval;

•	surveying;

•	drilling for the placement of energy sources;

•	recording the data in the field; and

•	processing the data.
The customers paying for the initial licenses to the data created from a new survey receive legally enforceable rights to any resulting product of each activity described above. The customers also receive access to and use of the newly acquired, processed data.
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

•	Review only license contract—The customer obtains rights to review a certain quantity of data for a limited period of time, but does not obtain the right to select specific data to hold long-term.
The Company’s non-exclusive license contracts specify the following:

•	that all customers must also have in place or execute a master license agreement that governs the use of all data received under each non-exclusive license contract;

•	the specific payment terms, generally ranging from 30 days to 12 months, and that such payments are non-cancelable and non-refundable;

•	the actual data that is accessible to the customer; and

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

Revenue from Non-Monetary Exchanges
In certain cases, the Company will take ownership of a customer’s seismic data or revenue interest (collectively referred to as “data”) in exchange for a non-exclusive license to selected seismic data from the Company’s library or, in some cases, reproduction or data processing services. In connection with specific data acquisition contracts, the Company may choose to receive both cash and ownership of seismic data from the customer as consideration for the underwriting of new data acquisition. In addition, the Company may receive advanced data processing services from a customer on selected existing data in exchange for a non-exclusive license to selected data from the Company’s library. These transactions are referred to as non-monetary exchanges. A non-monetary exchange for data always complies with the following criteria:

•	the data licensed to a customer is always distinct from the data received from that customer;

•	the customer forfeits ownership of the data received by the Company; and

•	the Company retains ownership in the data licensed.
In non-monetary exchange transactions, the Company records a data library asset for the seismic data received or processed at the time the contract is entered into or the data is completed, as applicable, and recognizes revenue on the transaction in equal value in accordance with its policy on revenue from data licenses or data acquisition, or as services are provided by our Seitel Solutions business unit (“Solutions”), as applicable. The data license to the customer is in the form of one of the four basic forms of contracts discussed above. These transactions are valued at the fair value of the data received by the Company or the fair value of the license granted or services provided to the customer, whichever is more readily determinable.
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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time that the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Seismic data library additions	$1,000	$800	$1,250	$1,022
Revenue recognized on specific data licenses or selections of data	1,000	1,340	1,250	1,340
Revenue recognized related to acquisition contracts	87	23	126	24
Revenue recognized related to Solutions and other revenue	31	—	31	—
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
Costs of Seismic Data Library
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data and reprocessing existing data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $0.6 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively and $1.3 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively.
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
The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of July 1, 2017, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

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
The Company did not have any impairment charges during the six months ended June 30, 2017 or 2016.
NOTE D-DEBT
The following is a summary of the Company’s debt (in thousands):

	June 30, 2017	December 31, 2016
9½% Senior Notes	$250,000	$250,000
Less: unamortized debt issuance costs	(2,516)	(3,143)
	$247,484	$246,857
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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At June 30, 2017:
Cash equivalents	$59,481	$59,481	$—	$—
At December 31, 2016:
Cash equivalents	$55,674	$55,674	$—	$—
The Company had no transfers of assets between any of the above levels during the six months ended June 30, 2017 or 2016.
Cash equivalents include treasury bills and money market funds that invest in United States government obligations and a Canadian dollar investment account, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturities.

Other Financial Instruments:
At June 30, 2017, the carrying value of the Company’s debt was $247.5 million, net of $2.5 million of unamortized debt issuance costs. At December 31, 2016, the carrying value was $246.9 million, net of $3.1 million of unamortized debt issuance costs. The estimated fair value of the debt was approximately $248.8 million at June 30, 2017 and $232.6 million at December 31, 2016. The fair value of the Company’s 9½% Senior Notes is based on quoted market prices (Level 1 inputs).
NOTE F-STATEMENT OF CASH FLOW INFORMATION

Cash and cash equivalents at June 30, 2017 and December 31, 2016 included $0.5 million of restricted cash related to collateral on seismic operations bonds. The balance at June 30, 2017 also included $0.9 million of restricted cash related to proceeds from broker sales held in escrow by the Company for specific use by an E&P client.
For purposes of the statement of cash flows, the Company considers all highly liquid investments or debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains its day-to-day operating cash and temporary excess cash with various banking institutions that, in turn, invest in time deposits and U.S. Treasury bills.
The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Six Months Ended June 30,
	2017	2016
Non-monetary exchanges related to resale licensing	$1,250	$222
Non-monetary exchanges from underwriting of new data acquisition	—	408
Non-monetary exchanges related to data processing and reproduction services	—	392
	$1,250	$1,022

Non-cash revenue consisted of the following (in thousands):

	Six Months Ended June 30,
	2017	2016
Acquisition revenue on underwriting from non-monetary exchange contracts	$126	$24
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	1,250	1,340
Solutions and other revenue recognized from non-monetary exchange contracts	$31	$—
Total non-cash revenue	$1,407	$1,364
NOTE G-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At June 30, 2017, the Company has recorded the estimated amount of potential exposure it may have with respect to claims. Such amounts are not material to the financial statements.
NOTE H-RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The objective of the ASU is to establish a single comprehensive model of accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also significantly expands disclosure requirements concerning revenues for most entities. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10,

“Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which amends certain aspects of the guidance related to identifying performance obligations and licensing implementation. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” to address certain issues in the guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The Company is required to adopt the guidance set forth by these ASUs on January 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach to adopt the new guidance. The Company will utilize the modified retrospective approach when adopting the new revenue recognition guidance effective January 1, 2018 which will result in the application of the new guidance retrospectively with the cumulative effect of adoption recognized at January 1, 2018. The Company has reviewed its different types of customer contracts and has compared its current revenue recognition policies to the provisions of the new standard for each of its revenue categories, noting no significant differences. While the Company has not identified any material differences in the amount and timing of revenue recognition to date, the Company’s evaluation is not yet fully complete. The FASB has issued, and may issue in the future, interpretive guidance which may cause the Company’s evaluation to change. The Company continues to evaluate the impact the new standard will have on its consolidated financial statements, including expanded footnote disclosure requirements, and believes it is following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective January 1, 2018.
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
NOTE I-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION
On March 20, 2013, the Company completed a private placement of 9½% Senior Notes in the aggregate principal amount of $250.0 million. The Company’s payment obligations under the 9½% Senior Notes are jointly and severally guaranteed on a senior basis by substantially all of the Company’s significant 100% owned U.S. subsidiaries (“Guarantor Subsidiaries”). All subsidiaries of the Company that do not guarantee the 9½% Senior Notes are referred to as Non-Guarantor Subsidiaries.
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
The following consolidating condensed financial information presents the consolidating condensed balance sheets as of June 30, 2017 and December 31, 2016, the consolidating condensed statements of operations and statements of comprehensive income (loss) for the three and six months ended June 30, 2017 and June 30, 2016 and the consolidating condensed statements of cash flows for the six months ended June 30, 2017 and 2016 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for under the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET
As of June 30, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$43,601	$17,242	$—	$60,843
Receivables
Trade, net	—	18,016	265	—	18,281
Notes and other	—	128	267	—	395
Due from Seitel Holdings, Inc.	—	1,185	—	—	1,185
Intercompany receivables (payables)	(63,688)	61,392	2,296	—	—
Investment in subsidiaries	409,544	420,301	678	(830,523)	—
Net seismic data library	—	72,201	19,085	—	91,286
Net property and equipment	—	522	1,100	—	1,622
Prepaid expenses, deferred charges and other	119	1,628	750	—	2,497
Intangible assets, net	900	—	—	—	900
Goodwill	—	107,688	76,680	—	184,368
Deferred income taxes	—	96	176	—	272
TOTAL ASSETS	$346,875	$726,758	$118,539	$(830,523)	$361,649
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$5,008	$8,258	$2,889	$—	$16,155
Income taxes payable	—	25	507	—	532
Senior Notes	247,484	—	—	—	247,484
Obligations under capital leases	—	—	1,443	—	1,443
Deferred revenue	—	11,157	1,757	—	12,914
Deferred income taxes	—	—	1,680	—	1,680
TOTAL LIABILITIES	252,492	19,440	8,276	—	280,208
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,588	—	—	—	400,588
Parent investment	—	764,105	156,728	(920,833)	—
Retained deficit	(306,205)	(56,787)	(33,171)	89,958	(306,205)
Accumulated other comprehensive loss	—	—	(13,294)	352	(12,942)
TOTAL STOCKHOLDER’S EQUITY	94,383	707,318	110,263	(830,523)	81,441
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$346,875	$726,758	$118,539	$(830,523)	$361,649

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$47,971	$8,026	$—	$55,997
Receivables
Trade, net	—	14,819	9,662	—	24,481
Notes and other	—	412	24	—	436
Due from Seitel Holdings, Inc.	—	1,177	—	—	1,177
Intercompany receivables (payables)	(51,982)	51,262	720	—	—
Investment in subsidiaries	420,308	420,456	630	(841,394)	—
Net seismic data library	—	94,039	21,907	(24)	115,922
Net property and equipment	—	611	1,098	—	1,709
Prepaid expenses, deferred charges and other	30	1,413	319	—	1,762
Intangible assets, net	900	402	116	—	1,418
Goodwill	—	107,688	74,324	—	182,012
Deferred income taxes	—	92	165	—	257
TOTAL ASSETS	$369,256	$740,342	$116,991	$(841,418)	$385,171
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$5,007	$8,559	$3,441	$—	$17,007
Income taxes payable	—	24	596	—	620
Senior Notes	246,857	—	—	—	246,857
Obligations under capital leases	—	—	1,510	—	1,510
Deferred revenue	—	13,574	2,330	—	15,904
Deferred income taxes	—	—	2,214	—	2,214
TOTAL LIABILITIES	251,864	22,157	10,091	—	284,112
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,582	—	—	—	400,582
Parent investment	—	764,105	156,594	(920,699)	—
Retained deficit	(283,190)	(45,920)	(33,120)	79,040	(283,190)
Accumulated other comprehensive loss	—	—	(16,574)	241	(16,333)
TOTAL STOCKHOLDER’S EQUITY	117,392	718,185	106,900	(841,418)	101,059
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$369,256	$740,342	$116,991	$(841,418)	$385,171

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$19,291	$5,010	$(601)	$23,700
EXPENSES:
Depreciation and amortization	—	18,366	3,615	(12)	21,969
Cost of sales	—	317	(8)	(276)	33
Selling, general and administrative	137	4,010	1,183	(325)	5,005
	137	22,693	4,790	(613)	27,007
INCOME (LOSS) FROM OPERATIONS	(137)	(3,402)	220	12	(3,307)
Interest expense, net	(6,039)	(145)	(3)	—	(6,187)
Foreign currency exchange gains (losses)	—	2	(36)	—	(34)
Other income	—	—	96	—	96
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(6,176)	(3,545)	277	12	(9,432)
Provision for income taxes	—	1	203	—	204
Equity in income (loss) of subsidiaries	(3,460)	74	—	3,386	—
NET INCOME (LOSS)	$(9,636)	$(3,472)	$74	$3,398	$(9,636)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$(9,636)	$(3,472)	$74	$3,398	$(9,636)
Foreign currency translation adjustments	—	—	2,569	—	2,569
Comprehensive income (loss)	$(9,636)	$(3,472)	$2,643	$3,398	$(7,067)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$18,806	$5,903	$(369)	$24,340
EXPENSES:
Depreciation and amortization	—	20,256	4,561	(12)	24,805
Cost of sales	—	62	5	(56)	11
Selling, general and administrative	360	3,370	1,266	(328)	4,668
	360	23,688	5,832	(396)	29,484
INCOME (LOSS) FROM OPERATIONS	(360)	(4,882)	71	27	(5,144)
Interest expense, net	(5,646)	(599)	(89)	—	(6,334)
Foreign currency exchange losses	—	—	(10)	—	(10)
Other income	—	3	1	—	4
Loss before income taxes and equity in income (loss) of subsidiaries	(6,006)	(5,478)	(27)	27	(11,484)
Provision (benefit) for income taxes	—	16	(2,265)	—	(2,249)
Equity in income (loss) of subsidiaries	(3,229)	2,238	—	991	—
NET INCOME (LOSS)	$(9,235)	$(3,256)	$2,238	$1,018	$(9,235)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$(9,235)	$(3,256)	$2,238	$1,018	$(9,235)
Foreign currency translation adjustments	—	—	(308)	—	(308)
Comprehensive income (loss)	$(9,235)	$(3,256)	$1,930	$1,018	$(9,543)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$33,093	$12,144	$(942)	$44,295
EXPENSES:
Depreciation and amortization	—	34,482	9,775	(25)	44,232
Cost of sales	—	327	6	(290)	43
Selling, general and administrative	260	8,637	2,406	(652)	10,651
	260	43,446	12,187	(967)	54,926
LOSS FROM OPERATIONS	(260)	(10,353)	(43)	25	(10,631)
Interest expense, net	(11,913)	(466)	(18)	—	(12,397)
Foreign currency exchange gains (losses)	—	2	(87)	—	(85)
Other income	—	—	96	—	96
Loss before income taxes and equity in loss of subsidiaries	(12,173)	(10,817)	(52)	25	(23,017)
Benefit for income taxes	—	(1)	(1)	—	(2)
Equity in loss of subsidiaries	(10,842)	(51)	—	10,893	—
NET LOSS	$(23,015)	$(10,867)	$(51)	$10,918	$(23,015)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net loss	$(23,015)	$(10,867)	$(51)	$10,918	$(23,015)
Foreign currency translation adjustments	—	—	3,280	111	3,391
Comprehensive income (loss)	$(23,015)	$(10,867)	$3,229	$11,029	$(19,624)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$29,280	$7,722	$(712)	$36,290
EXPENSES:
Depreciation and amortization	—	29,166	10,765	(25)	39,906
Cost of sales	—	77	12	(56)	33
Selling, general and administrative	573	7,457	3,253	(656)	10,627
	573	36,700	14,030	(737)	50,566
LOSS FROM OPERATIONS	(573)	(7,420)	(6,308)	25	(14,276)
Interest expense, net	(11,302)	(1,206)	(182)	—	(12,690)
Foreign currency exchange gains	—	—	163	—	163
Other income	—	9	1	—	10
Loss before income taxes and equity in loss of subsidiaries	(11,875)	(8,617)	(6,326)	25	(26,793)
Benefit for income taxes	—	(11)	(3,683)	—	(3,694)
Equity in loss of subsidiaries	(11,224)	(2,643)	—	13,867	—
NET LOSS	$(23,099)	$(11,249)	$(2,643)	$13,892	$(23,099)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net loss	$(23,099)	$(11,249)	$(2,643)	$13,892	$(23,099)
Foreign currency translation adjustments	—	—	6,353	83	6,436
Comprehensive income (loss)	$(23,099)	$(11,249)	$3,710	$13,975	$(16,663)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(12,220)	$17,498	$15,576	$—	$20,854
Cash flows from investing activities:
Cash invested in seismic data	—	(9,491)	(6,610)	—	(16,101)
Cash paid to acquire property and equipment	—	(149)	(101)	—	(250)
Cash from sale of property and equipment	—	—	3	—	3
Advances to Seitel Holdings, Inc.	—	(8)	—	—	(8)
Net cash used in investing activities	—	(9,648)	(6,708)	—	(16,356)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(112)	—	(112)
Intercompany transfers	12,220	(12,220)	—	—	—
Net cash provided by (used in) financing activities	12,220	(12,220)	(112)	—	(112)
Effect of exchange rate changes	—	—	460	—	460
Net increase (decrease) in cash and cash equivalents	—	(4,370)	9,216	—	4,846
Cash and cash equivalents at beginning of period	—	47,971	8,026	—	55,997
Cash and cash equivalents at end of period	$—	$43,601	$17,242	$—	$60,843

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(12,262)	$15,018	$1,998	$—	$4,754
Cash flows from investing activities:
Cash invested in seismic data	—	(11,947)	(922)	—	(12,869)
Cash paid to acquire property and equipment	—	(145)	—	—	(145)
Cash from sale of property and equipment	—	17	1	—	18
Advances to Seitel Holdings, Inc.	—	(16)	—	—	(16)
Net cash used in investing activities	—	(12,091)	(921)	—	(13,012)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(100)	—	(100)
Intercompany transfers	12,262	(12,063)	(199)	—	—
Net cash provided by (used in) financing activities	12,262	(12,063)	(299)	—	(100)
Effect of exchange rate changes	—	—	156	—	156
Net increase (decrease) in cash and cash equivalents	—	(9,136)	934	—	(8,202)
Cash and cash equivalents at beginning of period	—	51,192	1,483	—	52,675
Cash and cash equivalents at end of period	$—	$42,056	$2,417	$—	$44,473

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Crude oil prices reached their lowest levels year-to-date in late June as inventory levels continued to cause downward pressure. Although there has been some recovery in crude oil prices since then, uncertainty in the crude oil price outlook remains. As a result, we believe that seismic spending will continue to fluctuate quarter to quarter as E&P companies continue to closely evaluate spending levels. We believe our asset-light business model, variable cost structure and streamlined support structure allow us to respond to changes, both positive and negative, in the industry environment.

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
Exploiting unconventional plays is a capital intensive endeavor and many technically proficient E&P companies remain subject to capital constraints. These companies find themselves needing to sell their positions to, or create partnerships with, large well-capitalized companies in order to develop their recoverable resource base. Generally, contracts with our customers for the license of data do not permit sharing of the data among partners. As a result, these joint venture partners or new owners will often need to purchase a license to our seismic data for their own use.
North America Drilling Activity: The North American land rig count continues to improve in 2017. Since the low of 422 rigs in May 2016, the North American land rig count has increased 168% to 1,133 rigs as of July 21, 2017. The rig count is forecast to continue to rise throughout 2017 with continued strong directional drilling activity.
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

Cash resales for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cash resales	$12,904	$19,135	$26,925	$21,833

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

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, cash flows from operating activities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cash EBITDA	$8,409	$15,030	$17,259	$13,259
Add (subtract) other components not included in cash EBITDA:
Cash acquisition underwriting revenue	4,272	4,886	11,146	9,837
Revenue recognition adjustments from contracts payable in cash	4,974	(1,404)	3,898	2,352
Severance and other non-routine costs	(103)	(160)	(103)	(1,106)
Interest expense, net	(6,187)	(6,334)	(12,397)	(12,690)
Amortization of deferred financing costs	317	310	627	628
Decrease in allowance for doubtful accounts	—	(21)	—	(21)
Other cash operating income	—	3	—	3
Current income tax expense	(177)	(9)	(583)	(9)
Changes in operating working capital	(4,785)	(18,236)	1,007	(7,499)
Net cash provided by operating activities	$6,720	$(5,935)	$20,854	$4,754

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2017 to August 7, 2017, we completed the addition of approximately 1,450 square miles of seismic data to our library. As of August 7, 2017, we had approximately 250 square miles of seismic data in progress.
Critical Accounting Policies
We operate in one business segment, which consists of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2016.

Results of Operations
Revenue
The following table summarizes the components of our revenue for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Acquisition underwriting revenue:
Cash underwriting	$4,272	$4,886	$11,146	$9,837
Underwriting from non-monetary exchanges	87	23	126	24
Total acquisition underwriting revenue	4,359	4,909	11,272	9,861
Resale licensing revenue:
Cash resales	12,904	19,135	26,925	21,833
Non-monetary exchanges	1,000	—	1,250	222
Revenue recognition adjustments	4,974	(64)	3,898	3,470
Total resale licensing revenue	18,878	19,071	32,073	25,525
Total seismic revenue	23,237	23,980	43,345	35,386
Solutions and other	463	360	950	904
Total revenue	$23,700	$24,340	$44,295	$36,290
Total revenue was $23.7 million in the second quarter of 2017 compared to $24.3 million in the second quarter of 2016. Acquisition underwriting revenue was $4.4 million in the second quarter of 2017 compared to $4.9 million in the second quarter of 2016. New data acquisition activity in the second quarter of 2017 was primarily focused in the Louisiana Cotton Valley and Eagle Ford/Woodbine areas. Total resale licensing revenue was $18.9 million in the second quarter of 2017 compared to $19.1 million in the second quarter of 2016. Cash resales were $12.9 million in the second quarter of 2017 compared to $19.1 million in the second quarter of 2016. Although crude oil prices have recovered from the lows experienced in the first quarter of 2016, oil prices showed weakness during the second quarter of 2017. As a result, E&P companies were cautious in their capital spending which, in turn, impacted our cash resale activity in the second quarter of 2017. Non-monetary exchanges fluctuate quarter to quarter depending upon the data available for trade. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The $5.0 million increase in revenue recognition adjustments between the second quarters of 2016 and 2017 primarily resulted from a decrease in deferrals associated with new licensing contracts, partially offset by a decrease in revenue recognized on previously deferred licensing contracts.
Total revenue for the first six months of 2017 was $44.3 million compared to $36.3 million in the first six months of 2016. Acquisition underwriting revenue was $11.3 million for the first six months of 2017 compared to $9.9 million in the first six months of 2016. The increase was primarily due to an increase in new data acquisition activity in Canada following reduced activity in 2016. New data acquisition activity in the first six months of 2017 was focused in the Eagle Ford/Woodbine and Louisiana Cotton Valley areas in the U.S. and in the Montney area in Canada. Total resale licensing revenue was $32.1 million in the first six months of 2017 compared to $25.5 million in the first six months of 2016. Cash resales for the first six months of 2017 were $26.9 million compared to $21.8 million in the first six months of 2016 reflecting some increase in capital spending by our E&P clients as a result of the improved, but still volatile, commodity price environment. Revenue recognition adjustments increased $0.4 million from the first six months of 2016 to the first six months of 2017 primarily due to a decrease in the deferral of new licensing contracts, partially offset by a decrease in revenue recognized on previously deferred direct licensing contracts and a decrease in selections of data from library card contracts.
At June 30, 2017, we had a deferred revenue balance of $12.9 million, compared to the December 31, 2016 balance of $15.9 million. The deferred revenue balance was related to (i) deferred revenue on data acquisition projects, (ii) data licensing contracts on which selection of specific data had not yet occurred, (iii) contracts in which the data products are not yet available and (iv) data licensing contracts on which the revenue recognition criteria has not yet been met. The deferred revenue will be recognized as work progresses on the data acquisition contracts, when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as the data products become available or as all of the revenue recognition criteria are met.

Depreciation and Amortization
The table below sets forth the components of depreciation and amortization and presents seismic data amortization as a percentage of total seismic revenue for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Amortization of seismic data:
Income forecast	$9,645	41.5%	$12,010	50.1%	$20,481	47.3%	$16,059	45.4%
Straight-line	12,201	52.5%	11,564	48.2%	22,971	53.0%	21,399	60.5%
Total amortization of seismic data	21,846	94.0%	23,574	98.3%	43,452	100.3%	37,458	105.9%
Depreciation of property and equipment	123		186		260		369
Amortization of acquired intangibles	—		1,045		520		2,079
Total	$21,969		$24,805		$44,232		$39,906
Total seismic data library amortization amounted to $21.8 million in the second quarter of 2017 compared to $23.6 million in the second quarter of 2016 and $43.5 million for the first half of 2017 compared to $37.5 million for the first half of 2016. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during the period as well as the amount of straight-line amortization required under our accounting policy. Income forecast amortization as a percentage of total seismic revenue fluctuated from 2016 to 2017 primarily due to the mix of data being licensed. In all periods, we had resale revenue recognized from data whose costs were fully amortized. In the three and six months ended June 30, 2017, the percentage of resale revenue recognized from data whose costs were fully amortized was 50% and 44%, respectively, as compared to 36% and 49% in the three and six months ended June 30, 2016. Straight-line amortization represents the expense required under our accounting policy to ensure the book value of our data is fully amortized within four years of when the data becomes available for licensing. The amount of straight-line amortization varies between periods due to the distribution of revenue among the various seismic surveys.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $5.0 million in the second quarter of 2017 compared to $4.7 million in the second quarter of 2016 and $10.7 million in the first six months of 2017 compared to $10.6 million in the first six months of 2016. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cash SG&A expenses	$4,997	$4,614	$10,645	$10,551
Non-cash compensation expense	8	54	6	76
Total	$5,005	$4,668	$10,651	$10,627
The increase in cash SG&A expenses of $0.4 million from the second quarter of 2016 to the second quarter of 2017 was primarily due to an increase in variable compensation related to our annual incentive compensation plan resulting from overall improving Cash EBITDA in 2017. In the second quarter of 2016, no expense was recorded for the annual incentive compensation plan due to the uncertainty of achieving the goals set for 2016 as a result of the industry environment.
The change in cash SG&A expenses from the first six months of 2016 to the first six months of 2017 was minimal; however, the overall change was a combination of an increase in routine overhead costs of approximately $1.1 million offset by a decrease in non-routine costs of $1.0 million. The increase in routine overhead costs was mainly the result of an increase in annual incentive compensation. The decrease in non-routine costs was primarily due to termination benefits related to layoffs of personnel that were included in the 2016 period.
Income Taxes
Income tax expense (benefit) was $0.2 million in the second quarter of 2017 compared to $(2.2) million in the second quarter of 2016. The income tax expense in the second quarter of 2017 primarily related to our Canadian operations. The U.S. federal tax benefit of $3.4 million resulting from our second quarter 2017 U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized. The income tax benefit in the second quarter of 2016 was comprised of (i) a $2.1 million benefit on uncertain tax positions resulting from settlement of our outstanding appeal with Canada Revenue Agency in the second quarter of 2016 and remeasurement of our remaining uncertain tax positions due to the settlement and (ii) a benefit of $0.2 million related to our Canadian operations. The federal tax benefit of $4.0 million resulting from our second quarter 2016 U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.
Income tax benefit was $2,000 for the six months ended June 30, 2017 and $3.7 million for the six months ended June 30, 2016. During the first six months of 2017, the federal tax benefit of $7.9 million resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized. The benefit for the first six months of 2016 was comprised of (i) a $1.7 million benefit related to our Canadian operations and (ii) a $2.0 million benefit which primarily related to uncertain tax position settlements and remeasurements recorded in the second quarter of 2016. The federal tax benefit of $7.1 million resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.
Net Loss
Net loss was $9.6 million in the second quarter of 2017 compared to $9.2 million in the second quarter of 2016. The increase in the loss between quarters was primarily due to an increase in income tax expense along with slightly lower total revenues and a small increase in SG&A expenses, partially offset by a decrease in amortization expense associated with our seismic data library. Net loss was $23.0 million in the first six months of 2017 compared to $23.1 million in the first six months of 2016. The slight decrease in loss between the six month periods was primarily due to higher revenues, partially offset by higher amortization of our seismic data library and a reduction in income tax benefit.
Liquidity and Capital Resources
As of June 30, 2017, we had $60.8 million in consolidated cash, cash equivalents and short-term investments, including $1.4 million of restricted cash. Our Canadian subsidiary regularly holds cash which is used to reinvest in its operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to pay taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. Cash held by our Canadian subsidiary fluctuates throughout the year and at June 30, 2017, was $17.2 million.
Our primary sources of liquidity are cash on hand and cash generated from operations.
9½% Senior Unsecured Notes: On March 20, 2013, we issued in a private placement $250.0 million aggregate principal amount of our 9½% Senior Notes. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. The notes mature on April 15, 2019. To the best of our knowledge, we were in compliance with all covenants contained in the indenture governing our 9½% Senior Notes at June 30, 2017.
We may from time to time, as part of various financing and investment strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.
Cash Flows from Operating Activities: Cash flows provided by operating activities were $20.9 million and $4.8 million for the six months ended June 30, 2017 and 2016, respectively. Operating cash flows for 2017 increased from 2016 primarily due to higher collections of cash resales in 2017 due to increased activity beginning in the fourth quarter of 2016, partially offset by payments of 2016 annual incentive compensation made in 2017 and slightly lower collections of acquisition underwriting revenue as a result of invoice timing.
Cash Flows from Investing Activities: Cash flows used in investing activities were $16.4 million and $13.0 million for the six months ended June 30, 2017 and 2016, respectively. Cash expenditures for seismic data were $16.1 million and $12.9 million for the six months ended June 30, 2017 and 2016, respectively. The increase in cash invested in seismic data for 2017 compared to 2016 was primarily due to an increase in new data acquisition activity in Canada following reduced activity in 2016.
Cash Flows from Financing Activities: Cash flows used in financing activities were $0.1 million for each of the six months ended June 30, 2017 and 2016.
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
Deferred Taxes
As of June 30, 2017, we had a net deferred tax liability of $1.7 million attributable to our Canadian operations. In the United States, we had a federal deferred tax asset of $102.1 million, which was fully offset by a valuation allowance. The recognition of the U.S. federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the federal deferred tax asset will be realized. As of June 30, 2017, it was more likely than not that all of the U.S. federal deferred tax asset will not be realized. Additionally, in the U.S., we had a state deferred tax asset of $1.3 million of which $1.2 million was offset by a valuation allowance. The remaining state deferred tax asset was recognized as it is more likely than not that the state deferred tax asset will be realized. In addition, we had a deferred tax asset of $0.2 million related to our operations in Mexico that was recognized as of June 30, 2017 as it is more likely than not that the Mexico deferred tax asset will be realized.
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
Capital Expenditures
During the six months ended June 30, 2017, capital expenditures for seismic data and property and equipment amounted to $18.9 million on a gross basis and $6.5 million on a net cash basis. Our capital expenditures for the first six months of 2017 are comprised of the following (in thousands):

Six Months Ended June 30, 2017
New data acquisition	$11,959
Cash purchases and data processing	5,413
Non-monetary exchanges	1,250
Property and equipment	250
Total capital expenditures	18,872
Less: Non-monetary exchanges	(1,250)
Changes in working capital	(1,271)
Cash investment per statement of cash flows	$16,351
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

Six Months Ended June 30, 2017
Total capital expenditures	$18,872
Less: Non-monetary exchanges	(1,250)
Cash underwriting revenue	(11,146)
Net cash capital expenditures	$6,476
As of August 7, 2017, we had capital expenditure commitments related to data acquisition projects of approximately $10.2 million, of which we have obtained approximately $8.0 million of cash underwriting. We expect more than 50% of our $2.2 million committed net cash capital expenditures to be incurred in 2017 with the remainder being incurred in 2018. See discussion of our sources of liquidity under “Liquidity and Capital Resources” beginning on page 33 of this Quarterly Report.

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
Additionally, certain intercompany balances between our U.S. and Canadian subsidiaries are denominated in U.S. dollars. Since this is not the functional currency of our Canadian subsidiary, the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign exchange risk as it relates to these intercompany balances. A sensitivity analysis on the intercompany balance as of June 30, 2017 indicates that if the U.S. dollar strengthened or weakened 4% (determined using an average of the last three years’ historical exchange rates) against the Canadian dollar, the effect upon our Consolidated Statements of Operations would be immaterial.
We have not had any significant changes in our market risk exposures during the quarter ended June 30, 2017.

Item 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and President along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2017 were effective at the reasonable assurance level.

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SEITEL, INC.

Date: August 10, 2017	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date: August 10, 2017	/s/ Marcia H. Kendrick
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