Form 10-Q
period 2017-09-30
SEITEL INC
filed 2017-11-09
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes  ☐    No  ☒
As of November 6, 2017, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited) September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$80,273	$55,997
Receivables
Trade, net of allowance for doubtful accounts of $178 and $223, respectively	12,640	24,481
Notes and other	338	436
Due from Seitel Holdings, Inc.	1,188	1,177
Seismic data library, net of accumulated amortization of $1,261,343 and $1,176,828, respectively	82,919	115,922
Property and equipment, net of accumulated depreciation and amortization of $17,214 and $16,478, respectively	1,591	1,709
Prepaid expenses, deferred charges and other	2,228	1,762
Intangible assets, net of accumulated amortization of $49,575 and $47,826, respectively	900	1,418
Goodwill	187,658	182,012
Deferred income taxes	284	257
TOTAL ASSETS	$370,019	$385,171
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$24,675	$17,007
Income taxes payable	2,519	620
Senior Notes	247,809	246,857
Obligations under capital leases	1,438	1,510
Deferred revenue	12,176	15,904
Deferred income taxes	1,550	2,214
TOTAL LIABILITIES	290,167	284,112
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	400,591	400,582
Retained deficit	(312,549)	(283,190)
Accumulated other comprehensive loss	(8,190)	(16,333)
TOTAL STOCKHOLDER’S EQUITY	79,852	101,059
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$370,019	$385,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE	$24,013	$23,255	$68,308	$59,545
EXPENSES:
Depreciation and amortization	17,714	18,933	61,946	58,839
Cost of sales	31	22	74	55
Selling, general and administrative	5,049	5,386	15,700	16,013
	22,794	24,341	77,720	74,907
INCOME (LOSS) FROM OPERATIONS	1,219	(1,086)	(9,412)	(15,362)
Interest expense, net	(6,139)	(6,298)	(18,536)	(18,988)
Foreign currency exchange gains (losses)	(3)	(20)	(88)	143
Other income	—	572	96	582
Loss before income taxes	(4,923)	(6,832)	(27,940)	(33,625)
Provision (benefit) for income taxes	1,421	(1,389)	1,419	(5,083)
NET LOSS	$(6,344)	$(5,443)	$(29,359)	$(28,542)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(6,344)	$(5,443)	$(29,359)	$(28,542)
Foreign currency translation adjustments	4,752	(861)	8,143	5,575
Comprehensive loss	$(1,592)	$(6,304)	$(21,216)	$(22,967)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount
Balance, December 31, 2016	100	$—	$400,582	$(283,190)	$(16,333)
Amortization of stock-based compensation costs	—	—	9	—	—
Net loss	—	—	—	(29,359)	—
Foreign currency translation adjustments	—	—	—	—	8,143
Balance, September 30, 2017	100	$—	$400,591	$(312,549)	$(8,190)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(29,359)	$(28,542)
Depreciation and amortization	61,946	58,839
Deferred income tax benefit	(1,172)	(5,127)
Foreign currency exchange losses (gains)	88	(143)
Amortization of deferred financing costs	952	922
Amortization of stock-based compensation	9	59
Decrease in allowance for doubtful accounts	—	(21)
Gain on sale of seismic data and property and equipment	(96)	(7)
Non-cash other income	—	(572)
Non-cash revenue	(1,554)	(2,713)
Decrease in receivables	12,470	6,508
Decrease in other assets	35	424
Decrease in deferred revenue	(3,532)	(7,244)
Increase in accounts payable and other liabilities	4,494	6,748
Net cash provided by operating activities	44,281	29,131
Cash flows from investing activities:
Cash invested in seismic data	(20,518)	(20,699)
Cash paid to acquire property and equipment	(362)	(176)
Cash from sale of property and equipment	3	18
Advances to Seitel Holdings, Inc.	(11)	(19)
Net cash used in investing activities	(20,888)	(20,876)
Cash flows from financing activities:
Principal payments on capital lease obligations	(178)	(152)
Net cash used in financing activities	(178)	(152)
Effect of exchange rate changes	1,061	96
Net increase in cash and cash equivalents	24,276	8,199
Cash and cash equivalents at beginning of period	55,997	52,675
Cash and cash equivalents at end of period	$80,273	$60,874
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$11,974	$12,195
Income taxes, net of refunds received	$774	$(7)
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$1,250	$2,640
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
September 30, 2017
NOTE A-BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The condensed consolidated balance sheet of the Company as of December 31, 2016 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Acquisition underwriting revenue is recognized throughout the new survey creation period using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for its new survey creation projects. On average, the duration of the new survey creation process is approximately 12 to 18 months. Under the contracts related to the new survey, the Company creates new seismic data designed in conjunction with its customers and specifically suited to the geology of the area using the most appropriate technology available.
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

•
Library card license contract—The customer initially receives only the right to access a certain amount of data. The customer selects which data to access and hold long-term under its license agreement. The length of the selection period under a library card contract is limited in time and varies from customer to customer.

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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time that the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Seismic data library additions	$—	$1,618	$1,250	$2,640
Revenue recognized on specific data licenses or selections of data	—	1,295	1,250	2,635
Revenue recognized related to acquisition contracts	103	54	229	78
Revenue recognized related to Solutions and other revenue	44	—	75	—
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
Costs of Seismic Data Library
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data and reprocessing existing data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $0.6 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively and $2.0 million and $2.3 million for the nine months ended September 30, 2017 and 2016, respectively.
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
The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of October 1, 2017, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

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
The Company did not have any impairment charges during the nine months ended September 30, 2017 or 2016.
NOTE D-DEBT
The following is a summary of the Company’s debt (in thousands):

	September 30, 2017	December 31, 2016
9½% Senior Notes	$250,000	$250,000
Less: unamortized debt issuance costs	(2,191)	(3,143)
	$247,809	$246,857
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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At September 30, 2017:
Cash equivalents	$79,979	$79,979	$—	$—
At December 31, 2016:
Cash equivalents	$55,674	$55,674	$—	$—
The Company had no transfers of assets between any of the above levels during the nine months ended September 30, 2017 or 2016.
Cash equivalents include treasury bills and money market funds that invest in United States government obligations and Canadian investment accounts, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturities.

Other Financial Instruments:
At September 30, 2017, the carrying value of the Company’s debt was $247.8 million, net of $2.2 million of unamortized debt issuance costs. At December 31, 2016, the carrying value was $246.9 million, net of $3.1 million of unamortized debt issuance costs. The estimated fair value of the debt was approximately $254.4 million at September 30, 2017 and $232.6 million at December 31, 2016. The fair value of the Company’s 9½% Senior Notes is based on quoted market prices (Level 1 inputs).
NOTE F-STATEMENT OF CASH FLOW INFORMATION

Cash and cash equivalents at September 30, 2017 and December 31, 2016 included $0.6 million and $0.5 million, respectively of restricted cash related to collateral on seismic operations bonds. The balance at September 30, 2017 also included $0.2 million of restricted cash related to proceeds from broker sales held in escrow by the Company for specific use by an E&P client.
For purposes of the statement of cash flows, the Company considers all highly liquid investments or debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains its day-to-day operating cash and temporary excess cash with various banking institutions that, in turn, invest in time deposits and U.S. Treasury bills.
The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Nine Months Ended September 30,
	2017	2016
Non-monetary exchanges related to resale licensing	$1,250	$1,840
Non-monetary exchanges from underwriting of new data acquisition	—	408
Non-monetary exchanges related to data processing and reproduction services	—	392
	$1,250	$2,640

Non-cash revenue consisted of the following (in thousands):

	Nine Months Ended September 30,
	2017	2016
Acquisition revenue on underwriting from non-monetary exchange contracts	$229	$78
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	1,250	2,635
Solutions and other revenue recognized from non-monetary exchange contracts	75	—
Total non-cash revenue	$1,554	$2,713
NOTE G-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At September 30, 2017, the Company has recorded the estimated amount of potential exposure it may have with respect to claims. Such amounts are not material to the financial statements.
NOTE H-RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The objective of the ASU is to establish a single comprehensive model of accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also significantly expands disclosure requirements concerning revenues for most entities. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which amends certain aspects of the guidance related to identifying performance obligations and licensing implementation. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” to address certain issues in the guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The Company is required to adopt the guidance set forth by these ASUs on January 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach to adopt the new guidance. The Company will utilize the modified retrospective approach when adopting the new revenue recognition guidance effective January 1, 2018 which will result in the application of the new guidance retrospectively with the cumulative effect of adoption recognized at January 1, 2018. The Company has completed its review of its different types of customer contracts and has compared its current revenue recognition policies to the provisions of the new standard for each of its revenue categories, noting no change with regard to its accounting for revenue from data acquisition, revenue from non-monetary exchanges and revenue from Solutions and other. With regard to revenue from non-exclusive data licenses (resale licensing revenue), no changes from the Company’s current accounting policies were identified other than with regard to new licenses of data while a survey is in the process of being created, in which the resale licensing customer is granted the same legally enforceable rights and access to and use of the results of the acquisition work performed as the original acquisition underwriting clients. Currently, the Company recognizes revenue on these resale licenses when the data is available for delivery; however, upon application of the new guidance, the Company will recognize revenue during the remaining survey creation period. This will result in revenue being recognized earlier than under the Company’s current policy. As of September 30, 2017, the Company has approximately $0.2 million in deferred revenue that is expected to be recognized upon adoption of the new guidance effective January 1, 2018. The Company has not completed its review of the disclosure requirements under the new standard but expects that its current disclosures will be expanded. The Company will be ready for adoption of the new standard effective January 1, 2018.
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
The following consolidating condensed financial information presents the consolidating condensed balance sheets as of September 30, 2017 and December 31, 2016, the consolidating condensed statements of operations and statements of comprehensive income (loss) for the three and nine months ended September 30, 2017 and September 30, 2016 and the consolidating condensed statements of cash flows for the nine months ended September 30, 2017 and 2016 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for under the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET
As of September 30, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$55,172	$25,101	$—	$80,273
Receivables
Trade, net	—	10,258	2,382	—	12,640
Notes and other	—	48	290	—	338
Due from Seitel Holdings, Inc.	—	1,188	—	—	1,188
Intercompany receivables (payables)	(63,673)	61,602	2,071	—	—
Investment in subsidiaries	409,475	425,303	649	(835,427)	—
Net seismic data library	—	65,920	16,999	—	82,919
Net property and equipment	—	522	1,069	—	1,591
Prepaid expenses, deferred charges and other	94	1,225	909	—	2,228
Intangible assets, net	900	—	—	—	900
Goodwill	—	107,688	79,970	—	187,658
Deferred income taxes	—	99	185	—	284
TOTAL ASSETS	$346,796	$729,025	$129,625	$(835,427)	$370,019
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$10,945	$11,468	$2,262	$—	$24,675
Income taxes payable	—	24	2,495	—	2,519
Senior Notes	247,809	—	—	—	247,809
Obligations under capital leases	—	—	1,438	—	1,438
Deferred revenue	—	10,344	1,832	—	12,176
Deferred income taxes	—	—	1,550	—	1,550
TOTAL LIABILITIES	258,754	21,836	9,577	—	290,167
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,591	—	—	—	400,591
Parent investment	—	764,105	156,728	(920,833)	—
Retained deficit	(312,549)	(56,916)	(28,138)	85,054	(312,549)
Accumulated other comprehensive loss	—	—	(8,542)	352	(8,190)
TOTAL STOCKHOLDER’S EQUITY	88,042	707,189	120,048	(835,427)	79,852
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$346,796	$729,025	$129,625	$(835,427)	$370,019

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$47,971	$8,026	$—	$55,997
Receivables
Trade, net	—	14,819	9,662	—	24,481
Notes and other	—	412	24	—	436
Due from Seitel Holdings, Inc.	—	1,177	—	—	1,177
Intercompany receivables (payables)	(51,982)	51,262	720	—	—
Investment in subsidiaries	420,308	420,456	630	(841,394)	—
Net seismic data library	—	94,039	21,907	(24)	115,922
Net property and equipment	—	611	1,098	—	1,709
Prepaid expenses, deferred charges and other	30	1,413	319	—	1,762
Intangible assets, net	900	402	116	—	1,418
Goodwill	—	107,688	74,324	—	182,012
Deferred income taxes	—	92	165	—	257
TOTAL ASSETS	$369,256	$740,342	$116,991	$(841,418)	$385,171
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$5,007	$8,559	$3,441	$—	$17,007
Income taxes payable	—	24	596	—	620
Senior Notes	246,857	—	—	—	246,857
Obligations under capital leases	—	—	1,510	—	1,510
Deferred revenue	—	13,574	2,330	—	15,904
Deferred income taxes	—	—	2,214	—	2,214
TOTAL LIABILITIES	251,864	22,157	10,091	—	284,112
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,582	—	—	—	400,582
Parent investment	—	764,105	156,594	(920,699)	—
Retained deficit	(283,190)	(45,920)	(33,120)	79,040	(283,190)
Accumulated other comprehensive loss	—	—	(16,574)	241	(16,333)
TOTAL STOCKHOLDER’S EQUITY	117,392	718,185	106,900	(841,418)	101,059
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$369,256	$740,342	$116,991	$(841,418)	$385,171

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$13,148	$11,405	$(540)	$24,013
EXPENSES:
Depreciation and amortization	—	14,011	3,703	—	17,714
Cost of sales	—	244	1	(214)	31
Selling, general and administrative	169	3,916	1,290	(326)	5,049
	169	18,171	4,994	(540)	22,794
INCOME (LOSS) FROM OPERATIONS	(169)	(5,023)	6,411	—	1,219
Interest income (expense), net	(6,046)	(142)	49	—	(6,139)
Foreign currency exchange losses	—	(2)	(1)	—	(3)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(6,215)	(5,167)	6,459	—	(4,923)
Provision (benefit) for income taxes	—	(5)	1,426	—	1,421
Equity in income (loss) of subsidiaries	(129)	5,033	—	(4,904)	—
NET INCOME (LOSS)	$(6,344)	$(129)	$5,033	$(4,904)	$(6,344)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$(6,344)	$(129)	$5,033	$(4,904)	$(6,344)
Foreign currency translation adjustments	—	—	4,752	—	4,752
Comprehensive income (loss)	$(6,344)	$(129)	$9,785	$(4,904)	$(1,592)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$20,017	$3,557	$(319)	$23,255
EXPENSES:
Depreciation and amortization	—	15,071	3,875	(13)	18,933
Cost of sales	—	19	1	2	22
Selling, general and administrative	315	3,799	1,593	(321)	5,386
	315	18,889	5,469	(332)	24,341
INCOME (LOSS) FROM OPERATIONS	(315)	1,128	(1,912)	13	(1,086)
Interest expense, net	(5,732)	(497)	(69)	—	(6,298)
Foreign currency exchange losses	—	—	(20)	—	(20)
Other income	—	572	—	—	572
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(6,047)	1,203	(2,001)	13	(6,832)
Provision (benefit) for income taxes	—	22	(1,411)	—	(1,389)
Equity in income (loss) of subsidiaries	604	(590)	—	(14)	—
NET INCOME (LOSS)	$(5,443)	$591	$(590)	$(1)	$(5,443)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$(5,443)	$591	$(590)	$(1)	$(5,443)
Foreign currency translation adjustments	—	—	(862)	1	(861)
Comprehensive income (loss)	$(5,443)	$591	$(1,452)	$—	$(6,304)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$46,241	$23,549	$(1,482)	$68,308
EXPENSES:
Depreciation and amortization	—	48,493	13,478	(25)	61,946
Cost of sales	—	571	7	(504)	74
Selling, general and administrative	429	12,553	3,696	(978)	15,700
	429	61,617	17,181	(1,507)	77,720
INCOME (LOSS) FROM OPERATIONS	(429)	(15,376)	6,368	25	(9,412)
Interest income (expense), net	(17,959)	(608)	31	—	(18,536)
Foreign currency exchange losses	—	—	(88)	—	(88)
Other income	—	—	96	—	96
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(18,388)	(15,984)	6,407	25	(27,940)
Provision (benefit) for income taxes	—	(6)	1,425	—	1,419
Equity in income (loss) of subsidiaries	(10,971)	4,982	—	5,989	—
NET INCOME (LOSS)	$(29,359)	$(10,996)	$4,982	$6,014	$(29,359)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$(29,359)	$(10,996)	$4,982	$6,014	$(29,359)
Foreign currency translation adjustments	—	—	8,032	111	8,143
Comprehensive income (loss)	$(29,359)	$(10,996)	$13,014	$6,125	$(21,216)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$49,297	$11,279	$(1,031)	$59,545
EXPENSES:
Depreciation and amortization	—	44,237	14,640	(38)	58,839
Cost of sales	—	96	13	(54)	55
Selling, general and administrative	888	11,256	4,846	(977)	16,013
	888	55,589	19,499	(1,069)	74,907
LOSS FROM OPERATIONS	(888)	(6,292)	(8,220)	38	(15,362)
Interest expense, net	(17,034)	(1,703)	(251)	—	(18,988)
Foreign currency exchange gains	—	—	143	—	143
Other income	—	581	1	—	582
Loss before income taxes and equity in loss of subsidiaries	(17,922)	(7,414)	(8,327)	38	(33,625)
Provision (benefit) for income taxes	—	11	(5,094)	—	(5,083)
Equity in loss of subsidiaries	(10,620)	(3,233)	—	13,853	—
NET LOSS	$(28,542)	$(10,658)	$(3,233)	$13,891	$(28,542)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net loss	$(28,542)	$(10,658)	$(3,233)	$13,891	$(28,542)
Foreign currency translation adjustments	—	—	5,491	84	5,575
Comprehensive income (loss)	$(28,542)	$(10,658)	$2,258	$13,975	$(22,967)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(12,325)	$32,878	$23,728	$—	$44,281
Cash flows from investing activities:
Cash invested in seismic data	—	(13,081)	(7,437)	—	(20,518)
Cash paid to acquire property and equipment	—	(260)	(102)	—	(362)
Cash from sale of property and equipment	—	—	3	—	3
Advances to Seitel Holdings, Inc.	—	(11)	—	—	(11)
Net cash used in investing activities	—	(13,352)	(7,536)	—	(20,888)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(178)	—	(178)
Intercompany transfers	12,325	(12,325)	—	—	—
Net cash provided by (used in) financing activities	12,325	(12,325)	(178)	—	(178)
Effect of exchange rate changes	—	—	1,061	—	1,061
Net increase in cash and cash equivalents	—	7,201	17,075	—	24,276
Cash and cash equivalents at beginning of period	—	47,971	8,026	—	55,997
Cash and cash equivalents at end of period	$—	$55,172	$25,101	$—	$80,273

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(12,525)	$35,409	$6,247	$—	$29,131
Cash flows from investing activities:
Cash invested in seismic data	—	(19,141)	(1,558)	—	(20,699)
Cash paid to acquire property and equipment	—	(173)	(3)	—	(176)
Cash from sale of property and equipment	—	17	1	—	18
Advances to Seitel Holdings, Inc.	—	(19)	—	—	(19)
Net cash used in investing activities	—	(19,316)	(1,560)	—	(20,876)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(152)	—	(152)
Intercompany transfers	12,525	(12,326)	(199)	—	—
Net cash provided by (used in) financing activities	12,525	(12,326)	(351)	—	(152)
Effect of exchange rate changes	—	—	96	—	96
Net increase in cash and cash equivalents	—	3,767	4,432	—	8,199
Cash and cash equivalents at beginning of period	—	51,192	1,483	—	52,675
Cash and cash equivalents at end of period	$—	$54,959	$5,915	$—	$60,874

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Crude oil prices have remained at or above $50 per barrel since mid-September 2017 reflecting declining global inventories, increasing expectations for global economic and oil demand growth and geopolitical events. However, crude oil prices remain volatile. As a result, we believe that seismic spending will continue to fluctuate quarter to quarter as E&P companies continue to closely evaluate spending levels. We believe our asset-light business model, variable cost structure and streamlined support structure allow us to respond to changes, both positive and negative, in the industry environment.

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
North America Drilling Activity: The North American land rig count has improved in 2017 since the low of 422 rigs in May 2016. Year-to-date in 2017, the North American land rig count peaked at 1,153 rigs in August and has since decreased to 1,093 rigs as of October 20, 2017. The rig count is forecast to remain relatively flat with current levels through the end of the year.
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

Cash resales for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cash resales	$16,546	$9,314	$43,471	$31,147

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

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, cash flows from operating activities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cash EBITDA	$12,065	$5,126	$29,324	$18,385
Add (subtract) other components not included in cash EBITDA:
Cash acquisition underwriting revenue	6,838	7,571	17,984	17,408
Revenue recognition adjustments from contracts payable in cash	(74)	4,538	3,824	6,890
Severance and other non-routine costs	(40)	(754)	(143)	(1,860)
Interest expense, net	(6,139)	(6,298)	(18,536)	(18,988)
Amortization of deferred financing costs	325	294	952	922
Decrease in allowance for doubtful accounts	—	—	—	(21)
Other cash operating income	—	—	—	3
Current income tax expense	(2,008)	(35)	(2,591)	(44)
Changes in operating working capital	12,460	13,935	13,467	6,436
Net cash provided by operating activities	$23,427	$24,377	$44,281	$29,131

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2017 to November 6, 2017, we added approximately 2,000 square miles of seismic data to our library. As of November 6, 2017, we had approximately 200 square miles of seismic data in progress.
Critical Accounting Policies
We operate in one business segment, which consists of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2016.

Results of Operations
Revenue
The following table summarizes the components of our revenue for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Acquisition underwriting revenue:
Cash underwriting	$6,838	$7,571	$17,984	$17,408
Underwriting from non-monetary exchanges	103	54	229	78
Total acquisition underwriting revenue	6,941	7,625	18,213	17,486
Resale licensing revenue:
Cash resales	16,546	9,314	43,471	31,147
Non-monetary exchanges	—	1,618	1,250	1,840
Revenue recognition adjustments	(74)	4,215	3,824	7,685
Total resale licensing revenue	16,472	15,147	48,545	40,672
Total seismic revenue	23,413	22,772	66,758	58,158
Solutions and other	600	483	1,550	1,387
Total revenue	$24,013	$23,255	$68,308	$59,545
Total revenue was $24.0 million in the third quarter of 2017 compared to $23.3 million in the third quarter of 2016. Acquisition underwriting revenue was $6.9 million in the third quarter of 2017 compared to $7.6 million in the third quarter of 2016. New data acquisition activity in the third quarter of 2017 was primarily focused in the Louisiana Cotton Valley, Eagle Ford/Woodbine, and Permian Basin areas. Total resale licensing revenue was $16.5 million in the third quarter of 2017 compared to $15.1 million in the third quarter of 2016. Cash resales were $16.5 million in the third quarter of 2017 compared to $9.3 million in the third quarter of 2016. Many E&P companies have increased their capital spending in 2017 as a result of improving crude oil prices following a reduction in capital spending in 2015 and 2016 due to the then low and uncertain commodity price environment. Consequently, we saw improvement in demand for our seismic data in the third quarter of 2017. There were no non-monetary exchanges in the third quarter of 2017; such activity fluctuates quarter to quarter depending upon the data available for trade. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The $4.3 million reduction in revenue recognition adjustments between the third quarters of 2016 and 2017 primarily resulted from a decrease in selections of data from library card contracts, partially offset by a decrease in deferrals associated with new licensing contracts.
Total revenue for the first nine months of 2017 was $68.3 million compared to $59.5 million in the first nine months of 2016. Acquisition underwriting revenue was $18.2 million for the first nine months of 2017 compared to $17.5 million in the first nine months of 2016. New data acquisition activity in the first nine months of 2017 was focused in the Eagle Ford/Woodbine, Permian Basin and Louisiana Cotton Valley areas in the U.S. and in the Montney area in Canada. Total resale licensing revenue was $48.5 million in the first nine months of 2017 compared to $40.7 million in the first nine months of 2016. Cash resales for the first nine months of 2017 were $43.5 million compared to $31.1 million in the first nine months of 2016 reflecting an increase in capital spending by our E&P clients as a result of the improved, but still volatile, commodity price environment. Revenue recognition adjustments decreased $3.9 million from the first nine months of 2016 to the first nine months of 2017 primarily due to a decrease in both revenue recognized on previously deferred direct licensing contracts and selections of data from library card contracts, partially offset by fewer new licensing contracts requiring deferral.
At September 30, 2017, we had a deferred revenue balance of $12.2 million, compared to the December 31, 2016 balance of $15.9 million. The deferred revenue balance was related to (i) deferred revenue on data acquisition projects, (ii) data licensing contracts where selection of specific data had not yet occurred, (iii) data licensing contracts with data products not yet available and (iv) data licensing contracts where any other revenue recognition criteria has not yet been met. The deferred revenue will be recognized as work progresses on the data acquisition contracts, when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as the data products become available or as all of the revenue recognition criteria are met.

Depreciation and Amortization
The table below sets forth the components of depreciation and amortization and presents seismic data amortization as a percentage of total seismic revenue for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Amortization of seismic data:
Income forecast	$8,153	34.8%	$7,200	31.6%	$28,634	42.9%	$23,259	40.0%
Straight-line	9,426	40.3%	10,510	46.2%	32,397	48.5%	31,909	54.9%
Total amortization of seismic data	17,579	75.1%	17,710	77.8%	61,031	91.4%	55,168	94.9%
Depreciation of property and equipment	135		182		395		551
Amortization of acquired intangibles	—		1,041		520		3,120
Total	$17,714		$18,933		$61,946		$58,839
Total seismic data library amortization amounted to $17.6 million in the third quarter of 2017 compared to $17.7 million in the third quarter of 2016 and $61.0 million for the first nine months of 2017 compared to $55.2 million for the first nine months of 2016. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during the period as well as the amount of straight-line amortization required under our accounting policy. Income forecast amortization as a percentage of total seismic revenue increased from 2016 to 2017 primarily due to the mix of data being licensed. In all periods, we had resale revenue recognized from data whose costs were fully amortized. In the three and nine months ended September 30, 2017, the percentage of resale revenue recognized from data whose costs were fully amortized was 71% and 53%, respectively, as compared to 82% and 61% in the three and nine months ended September 30, 2016. Straight-line amortization represents the expense required under our accounting policy to ensure the book value of our data is fully amortized within four years of when the data becomes available for licensing. The amount of straight-line amortization varies between periods due to the distribution of revenue among the various seismic surveys.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $5.0 million in the third quarter of 2017 compared to $5.4 million in the third quarter of 2016 and $15.7 million in the first nine months of 2017 compared to $16.0 million in the first nine months of 2016. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cash SG&A expenses	$5,046	$5,403	$15,691	$15,954
Non-cash compensation expense	3	(17)	9	59
Total	$5,049	$5,386	$15,700	$16,013
The decrease in cash SG&A expenses of $0.4 million from the third quarter of 2016 to the third quarter of 2017 was mainly due to a $0.7 million decrease in severance and other non-routine costs primarily due to termination benefits related to layoffs of personnel that were included in the 2016 third quarter and a $0.4 million decrease in professional fees primarily resulting from legal fees incurred in 2016 associated with client bankruptcies. Partially offsetting these decreases was a $0.6 million increase in incentive compensation related to our annual incentive compensation plan resulting from overall improvement of Cash EBITDA in 2017. In the third quarter of 2016, no expense was recorded for the annual incentive compensation plan due to the uncertainty of achieving the goals set for 2016 as a result of the industry environment.
The decrease in cash SG&A expenses of $0.3 million from the first nine months of 2016 to the first nine months of 2017 primarily consisted of a $1.7 million decrease in severance and other non-routine costs primarily associated with the 2016 layoffs which did not occur in 2017 and a $0.5 million decrease in professional fees mainly related to the reduction in legal fees associated with client bankruptcies. These decreases in cash SG&A expenses were partially offset by a $1.4 million increase in incentive compensation as a result of an increase in annual incentive compensation associated with our higher Cash EBITDA results. In 2016, we did not accrue an expense for the annual incentive compensation plan until the fourth quarter of 2016 due to the uncertainty of achieving the goals set for 2016 as a result of the industry environment.

Income Taxes
Income tax expense (benefit) was $1.4 million in the third quarter of 2017 compared to $(1.4) million in the third quarter of 2016. The income tax expense in the third quarter of 2017 was primarily comprised of a $1.8 million expense related to our Canadian operations offset slightly by a $0.4 million benefit related to our uncertain tax positions due to the lapse of statute of limitations in the third quarter of 2017. The U.S. federal tax benefit of $3.9 million resulting from our third quarter 2017 U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized. The income tax benefit in the third quarter of 2016 was comprised of a $0.9 million benefit on our uncertain tax positions resulting from the lapse of statute of limitations and final settlement of our outstanding appeals with Canada Revenue Agency and a benefit of $0.5 million related to our Canadian operations. The federal tax benefit of $1.7 million resulting from our third quarter 2016 U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.
Income tax expense (benefit) was $1.4 million for the nine months ended September 30, 2017 and $(5.1) million for the nine months ended September 30, 2016. The expense for the first nine months of 2017 was mainly the result of the third quarter 2017 activity described above. During the first nine months of 2017, the federal tax benefit of $11.9 million resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized. The benefit for the first nine months of 2016 was comprised of a $2.2 million benefit related to our Canadian operations and a $2.9 million benefit which primarily related to uncertain tax position settlements, remeasurements and lapse of statute of limitations recorded in the second and third quarters of 2016. The federal tax benefit of $8.8 million resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.
Net Loss
Net loss was $6.3 million in the third quarter of 2017 compared to $5.4 million in the third quarter of 2016. The increase in the loss between quarters was primarily due to an increase in income tax expense partially offset by slightly higher total revenues, an overall decrease in SG&A expenses, and a decrease in amortization expense associated with our seismic data library. Net loss was $29.4 million in the first nine months of 2017 compared to $28.5 million in the first nine months of 2016. The slight increase in loss between the nine-month periods was primarily due to higher amortization of our seismic data library and an increase in income tax expense, partially offset by higher revenues.
Liquidity and Capital Resources
As of September 30, 2017, we had $80.3 million in consolidated cash, cash equivalents and short-term investments, including $0.8 million of restricted cash. Our Canadian subsidiary regularly holds cash which is used to reinvest in its operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to pay taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. Cash held by our Canadian subsidiary fluctuates throughout the year and at September 30, 2017, was $25.1 million.
Our primary sources of liquidity are cash on hand and cash generated from operations.
9½% Senior Unsecured Notes: On March 20, 2013, we issued in a private placement $250.0 million aggregate principal amount of our 9½% Senior Notes. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. The notes mature on April 15, 2019. To the best of our knowledge, we were in compliance with all covenants contained in the indenture governing our 9½% Senior Notes at September 30, 2017.
We may from time to time, as part of various financing and investment strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.
Cash Flows from Operating Activities: Cash flows provided by operating activities were $44.3 million and $29.1 million for the nine months ended September 30, 2017 and 2016, respectively. Operating cash flows for 2017 increased from 2016 primarily due to higher collections of cash resales in 2017 due to increased activity beginning in the fourth quarter of 2016, partially offset by payments of 2016 annual incentive compensation made in 2017 and lower collections of acquisition underwriting revenue as a result of invoice timing.
Cash Flows from Investing Activities: Cash flows used in investing activities were $20.9 million for each of the nine months ended September 30, 2017 and 2016. Cash expenditures for seismic data were $20.5 million and $20.7 million for the nine months ended September 30, 2017 and 2016, respectively.

Cash Flows from Financing Activities: Cash flows used in financing activities were $0.2 million for each of the nine months ended September 30, 2017 and 2016.
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
Deferred Taxes
As of September 30, 2017, we had a net deferred tax liability of $1.6 million attributable to our Canadian operations. In the United States, we had a federal deferred tax asset of $106.0 million, which was fully offset by a valuation allowance. The recognition of the U.S. federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the federal deferred tax asset will be realized. As of September 30, 2017, it was more likely than not that all of the U.S. federal deferred tax asset will not be realized. Additionally, in the U.S., we had a state deferred tax asset of $1.3 million of which $1.2 million was offset by a valuation allowance. The remaining state deferred tax asset was recognized as it is more likely than not that the state deferred tax asset will be realized. Lastly, we had a deferred tax asset of $0.2 million related to our operations in Mexico that was recognized as of September 30, 2017 as it is more likely than not that the Mexico deferred tax asset will be realized.
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
Capital Expenditures
During the nine months ended September 30, 2017, capital expenditures for seismic data and property and equipment amounted to $27.5 million on a gross basis and $8.3 million on a net cash basis. Our capital expenditures for the first nine months of 2017 are comprised of the following (in thousands):

Nine Months Ended September 30, 2017
New data acquisition	$18,684
Cash purchases and data processing	7,240
Non-monetary exchanges	1,250
Property and equipment	362
Total capital expenditures	27,536
Less: Non-monetary exchanges	(1,250)
Changes in working capital	(5,406)
Cash investment per statement of cash flows	$20,880
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

Nine Months Ended September 30, 2017
Total capital expenditures	$27,536
Less: Non-monetary exchanges	(1,250)
Cash underwriting revenue	(17,984)
Net cash capital expenditures	$8,302
As of November 6, 2017, we had capital expenditure commitments related to data acquisition projects of approximately $8.1 million, of which we have obtained approximately $5.7 million of cash underwriting. We expect approximately $1.6 million of our committed net cash capital expenditures to be incurred in 2017 with the remainder being incurred in 2018. See discussion of our sources of liquidity under “Liquidity and Capital Resources” beginning on page 33 of this Quarterly Report.

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
Additionally, certain intercompany balances between our U.S. and Canadian subsidiaries are denominated in U.S. dollars. Since this is not the functional currency of our Canadian subsidiary, the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign exchange risk as it relates to these intercompany balances. A sensitivity analysis on the intercompany balance as of September 30, 2017 indicates that if the U.S. dollar strengthened or weakened 4% (determined using an average of the last three years’ historical exchange rates) against the Canadian dollar, the effect upon our Consolidated Statements of Operations would be approximately $0.4 million.
We have not had any significant changes in our market risk exposures during the quarter ended September 30, 2017.

Item 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and President along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2017 were effective at the reasonable assurance level.

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 6.	EXHIBITS

Exhibit No.		Description

3.1		Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).
3.2		Bylaws of Seitel, Inc. (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).
31.1	*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	**	Section 1350 Certification of Chief Executive Officer.
32.2	**	Section 1350 Certification of Chief Financial Officer.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEITEL, INC.

Date: November 9, 2017	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date: November 9, 2017	/s/ Marcia H. Kendrick
Marcia H. Kendrick
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)