Form 10-K
period 2017-12-31
SEITEL INC
filed 2018-02-16
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes  ☐    No  ☒

The equity interests in the registrant are not held publicly. On February 12, 2018, there were a total of 100 shares of common stock, par value $0.001 per share, outstanding.

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
The forward-looking statements contained in this Annual Report speak only as of the date hereof and readers are cautioned not to place undue reliance or project future results based on such forward-looking statements or present or prior earnings levels. Except as required by applicable law, we disclaim any duty to update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to Seitel, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein, in this Annual Report and in our future periodic reports and registration statements filed with the Securities and Exchange Commission (“SEC”).
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
As of February 2018, we own approximately 46,900 square miles of onshore 3D data, consisting of 32,800 square miles in the United States (70%) and 14,100 square miles in Canada (30%). We have a leading market position in key geographies in the North American unconventional onshore oil and gas plays where exploration and production (“E&P”) companies have been focusing their efforts in recent years. Approximately 56% of our onshore 3D library is comprised of data located in unconventional plays. We have expanded our data library coverage into Mexico through the reprocessing of existing two-dimensional (“2D”) data which can be licensed to E&P companies. We have approximately 17,300 linear miles (9,200 net linear miles to our revenue interest) of reprocessed 2D Mexico data available for licensing, of which we have completed the processing for approximately 9,200 linear miles (4,600 net) with the remaining approximately 8,100 linear miles (4,600 net) in progress.
Our business model is to acquire data selectively in geological formations that we believe will support drilling from a variety of oil and gas producers over an extended period of time. We design and manage new surveys and license them to initial clients which typically fund a significant portion (55% to 75%) of the total cost of each survey (referred to as “client underwriting”). Seitel typically owns 100% of the acquired data and licenses the data to additional parties on a non-exclusive basis (referred to as “resales”). Such resales are unlimited in both time and amount and require minimal incremental cash costs. Since embarking on our investment in unconventional data in 2008, we have achieved, on a historical basis, a payback period on these investments of about three to four years on average despite some slowdown in returns during the recent industry downturn. Our long-lived, diverse data library built over three decades continues to provide value to our customers, with 37% of our 2017 3D onshore resale revenue coming from data over five years old.
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

From 2015 through 2017, approximately 98% of our revenues were generated from customers underwriting data acquisitions and revenue from licensing of seismic data. Other revenues during these years were primarily derived from Solutions for reproduction and delivery of seismic data licensed by our clients. See Note L to Consolidated Financial Statements for information about our revenue by geographical area.
We are a private company controlled by ValueAct Capital Master Fund, L.P. and funds managed by affiliates of Centerbridge Partners, L.P. We are incorporated under the laws of the State of Delaware. Our principal executive offices are in Houston, Texas.
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
Management believes the level of resales from various vintages of our seismic data is useful in assessing the resiliency and value of our seismic data library. Management considers estimated longevity of and foreseeable demand for data in determining whether to undertake new data acquisition projects. For the year ended December 31, 2017, resale revenue from 3D onshore data was recognized from net historical investments made in the indicated periods (in thousands):

	Resale Revenue	Percentage	Net Investment (1)	Percentage
Investments prior to 2013	$21,744	37%	$665,099	81%
Investments 2013 through 2017	36,701	63%	153,083	19%
Total 3D onshore	$58,445	100%	$818,182	100%

(1)
The net book value of our 3D onshore data included in the table above was $65.8 million at December 31, 2017. However, we believe that the presentation of historical net investment, a non-GAAP measure that reflects total data cost less client underwriting before fair value adjustments resulting from the 2007 merger between Seitel Acquisition Corp. with and into Seitel, Inc. (the “Merger”), is important as it reflects our capital investment in our seismic data library net of the portion underwritten by our customers. The GAAP measure to which historical net investment is most directly comparable is net book value. For a reconciliation of historical net investment to net book value, see “Reconciliation of Historical Net Investment to Net Book Value” below.

The following presents a reconciliation of resale revenue for 3D onshore data to total revenue for the year ended December 31, 2017 (in thousands):

Total resale revenue – 3D onshore	$58,445
Other revenue components:
Other resale revenue (principally 2D and offshore)	6,947
Acquisition underwriting revenue	22,766
Solutions and other revenue	2,092
Total revenue	$90,250
Reconciliation of Historical Net Investment to Net Book Value
The following presents a reconciliation of historical net investment for 3D onshore data (a non-GAAP financial measure) to net book value of our seismic data library at December 31, 2017 (the most directly comparable GAAP financial measure) (in thousands):

Historical net investment in seismic data – 3D onshore	$818,182
Add:
Acquisition underwriting revenue – 3D onshore	962,857
Other seismic data investment (principally 2D and offshore)	386,616
Foreign currency translation	25,433
Seismic projects in progress	19,595
Fair value adjustment resulting from the Merger	275,235
Less:
Historical impairment charges	(112,923)
Accumulated amortization (including historical amounts pre-Merger)	(2,300,453)
Net book value	$74,542
Data Library Overview
We believe our data library is one of the largest onshore 3D databases available for licensing in North America. We have built our onshore 3D library over more than 20 years with approximately $1.9 billion in gross investments and we view our library as an asset that would be time- and cost-prohibitive for others to replicate. Approximately 56% of our onshore 3D library is comprised of data located in unconventional plays. We believe we are well positioned due to the geographic diversity of our data library, including data in oil-focused and liquids-rich plays such as the Eagle Ford/Woodbine, Permian, Niobrara/Bakken, Anadarko Basin, Montney and Duvernay and in natural gas-focused plays such as the Haynesville, Louisiana Cotton Valley, Utica/Marcellus and Horn River, with over 26,000 miles of data in unconventional areas.
Our library also consists of data targeted at conventional plays in both the U.S. and Canada. We also own a library of 3D offshore data covering parts of the shelf and certain deep water areas in the Western and Central U.S. Gulf of Mexico. In addition, we own or manage approximately 1.1 million linear miles of 2D data concentrated primarily in North America, both onshore and offshore.

We have expanded our data library coverage into Mexico by reprocessing existing onshore 2D data owned by the Mexican government and we have the right to license the reprocessed data to E&P companies.

The following table describes our 3D seismic data library as of February 12, 2018:

	Completed Surveys			Surveys in Progress
3D Data Library	Square Miles (1)		Percentage of Subtotal	Square Miles (1)

Eagle Ford/Woodbine	7,650		23%	—
Niobrara/Bakken	2,850		9%	270
Utica/Marcellus	1,500		5%	—
Haynesville	1,200		4%	—
Permian	2,300	(2)	7%	—
Anadarko Basin	800		2%	—
Louisiana Cotton Valley	650		2%	—
Conventional 3D	15,850		48%	—
Total U.S. Onshore	32,800		100%	270

Duvernay	4,100		29%	30
Montney	4,000		28%	—
Horn River	1,050		7%	—
Conventional 3D	4,950		36%	—
Total Canada	14,100		100%	30

Total 3D Onshore	46,900		82%	300

U.S. Offshore	10,500		18%	—

Worldwide Total	57,400		100%	300

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
Offshore U.S. Gulf of Mexico: Our library of offshore data covers parts of the U.S. Gulf of Mexico shelf and certain deep water areas in the Western and Central U.S. Gulf of Mexico. We accumulated the majority of our U.S. Gulf of Mexico offshore 3D data from 1993 to 2000 and have not made any substantial additions to our offshore data library since that time.
Mexico: We are building our Mexico data library initially by reprocessing existing 2D data owned by the Mexican government and we have the right to license the reprocessed data to E&P companies. As of February 12, 2018, we have completed the reprocessing of approximately 9,200 2D linear miles (4,600 linear miles net to our revenue interest) in four areas and have been granted approvals for and are currently reprocessing four additional areas totaling approximately 8,100 linear miles (4,600 net linear miles). The net linear miles represent our net 50% revenue interest in certain areas after taking into consideration an alliance agreement entered into in 2017.
Data Library Growth
We regularly add to our library of seismic data by: (1) recording new data, (2) buying ownership of existing data for cash, (3) obtaining ownership of existing data through non-monetary exchanges and (4) creating new value-added products from data existing within our library.
Underwritten Data Acquisitions: We design and manage new seismic surveys that are specifically suited to the geology and environmental conditions of the area using the most appropriate technology available. Typically, one or more customers will underwrite or fund a significant portion of the direct cost in exchange for a license or licenses to use the resulting data. Under the terms of these licenses, the customers may occasionally have a limited exclusivity period. We consider the contracts executed up to the time we make a firm commitment to create the new seismic survey as underwriting or pre-funding. Any subsequent licensing of the data while the survey is in progress or once it is completed is considered a resale license. All of our new data acquisition activity during 2017 occurred in unconventional plays, primarily the EagleFord/Woodbine, Permian and Louisiana Cotton Valley in the U.S. and both Montney and Duvernay in Western Canada. All field work on these projects is outsourced to subcontractors. A significant percentage of the data processing for our U.S. and Canadian projects is processed by our internal data processing group located in Houston. We employ experienced geoscientists who design seismic programs and oversee field acquisition and data processing to ensure the quality and longevity of the data created.
Cash Purchases: We purchase data for cash from oil and gas companies, other seismic companies or financial investors in seismic data when opportunities arise that meet our investment criteria.
Non-Monetary Exchanges: We grant a non-exclusive license to selected data from our library, provide reproduction services or provide data processing services (or some combination of those items) to our customers in exchange for ownership of seismic data from that customer. The data that we receive is distinct from the data that is licensed to our customer. These transactions will tend to be for individual surveys or groups of surveys, rather than whole libraries. Occasionally, we also use non-monetary exchanges in conjunction with data acquisitions and cash purchases. In addition, we may receive advanced data processing services on certain existing data in exchange for a nonexclusive license to selected data from our library.
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

Competitive Strengths
We believe we have the following competitive strengths:
Large and Diverse Data Library with Leading Market Position in Key Oil and Gas Producing Regions: We believe we have one of the largest onshore 3D seismic data libraries available for licensing in North America. Our data covers a diverse range of oil and gas producing regions in the United States and Canada and we believe it provides us with leading positions in oil, liquids-rich and natural gas unconventional plays as well as conventional areas. As of February 2018, we have over 26,000 square miles of unconventional 3D data. As industry activity dictates, we will focus on further development of existing plays where our clients are active. Our competitive advantage is driven by our ability to:

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

With one of the largest onshore seismic data libraries in the active North American oil and natural gas basins, we have an established competitive position. Since 1994, we have invested more than $2.1 billion to build our data library, with a gross investment of approximately $1.9 billion, $0.8 billion net of underwriting, in onshore 3D data. We believe that the current replacement cost of our seismic library significantly exceeds our original investment, and that our broad geographic coverage and strong presence in the active North American onshore oil and gas basins coupled with our domain expertise creates significant barriers to replication and a defensible market position. We believe competitors will generally not shoot over areas already in our library because it is not economically viable to do so.
Multiple Revenue Opportunities Lead to Strong Returns on New and Existing Data: We derive revenue from the non-exclusive licensing of our data. Importantly, data within our library can be licensed on a non-exclusive basis multiple times over a span of many years with minimal incremental costs, if any. Several factors contribute to the licensing of individual surveys multiple times which drives high returns on our investments over time. An area captured by a 3D survey may have multiple mineral holders within a particular stratigraphic layer as well as vertically across layers. Also, new oil and gas field discoveries, new drilling technologies and pipeline and oil and gas infrastructure expansion can cause renewed activity in a previously assessed surrounding area. In addition, due to the capital intensive nature of developing unconventional plays, many oil and gas companies seek partners to share in the cost of development and these partners will often need access to the same data, which will require them to purchase licenses for their own use. Furthermore, as a result of the restrictions on transfer contained in our license agreements, merger and acquisition activity often requires re-licensing of data following a change in field ownership. Moreover, prospective developers and investors without mineral rights may seek our data.
We have proven our ability to license onshore data for extended periods after its creation. For the year ended December 31, 2017, 37% of total resale revenue for 3D onshore data came from data acquired before 2013.
Ability to Adjust Quickly to Oil and Gas Industry Cycles: Our variable operating structure allows us to curtail overhead costs quickly during cyclical downturns in the oil and gas industry because we maintain a flexible, low cost structure with an efficient base of assets and employees. Our employee compensation structure is commission-based and bonus-centric and, unlike the majority of seismic companies, we do not own or operate seismic acquisition equipment or employ seismic acquisition crews, but instead engage, as required, third-party contractors with qualified equipment to shoot new data, which keeps our fixed operating expenses low. We believe this, in addition to the majority of our capital expenditures being discretionary, minimizes our ongoing capital requirements and results in substantially less volatility in cash flows by enabling us to respond quickly to changes in demand, and reduce capital expenditures when necessary. In addition, the creation of new surveys provides cost-effective growth opportunities because we impose strict capital investment thresholds with targeted underwriting levels averaging 60% to 70% and typically do not start work on new acquisition programs without an underwriting commitment. Additionally, we may seek higher levels of underwriting in order to minimize our cash investment while still adding new data to our library. For 2017, we achieved 92% average underwriting for new seismic acquisition projects. In 2016, underwriting revenue exceeded new seismic acquisition costs, resulting in an overall underwriting level of 113%. Average underwriting levels were 63% in 2015.
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
Experienced Management Team: Our executive management team is comprised of individuals with an average of over 25 years of relevant experience. Robert Monson, our CEO and President, has more than 30 years of industry experience, while Marcia Kendrick, our CFO, joined us in 1993 and has over 25 years of industry experience. Richard Kelvin, our CTO and President of Seitel Canada Ltd. and Randy Sides, our President of Seitel Data, Ltd., both also have over 25 years of industry experience. Our expertise is in the selection, design and management of seismic surveys. We also employ an experienced sales and marketing group.
Corporate Strategy
Underwritten Data Acquisitions: We add data to our library primarily by contracting with third-party specialist service providers to create new subsurface geological data, which we design and own. Typically, one or more customers will underwrite or fund a significant portion of the direct cost of a seismic survey in exchange for a license or licenses to use the resulting data. The relatively high level of underwritten acquisition costs, typically 55% to 75% of the cost of the survey, lowers our initial capital requirements and enhances our return on investment. We maintain a disciplined return on investment approach to capital expenditures. We only intend to pursue new acquisition projects if we believe that conditions exist for repeated licensing of the same data over an extended period of time. We typically seek significant underwriting commitments before undertaking new acquisition projects as underwriting levels are generally a predictor of long-term demand for seismic data. We target an average of 60% to 70% underwriting level for all new seismic acquisition projects on an aggregate basis and may target higher underwriting levels in periods of industry downturn. We achieved 92% average underwriting levels for 2017 and achieved 113% and 63% average underwriting for new seismic acquisition projects in 2016 and 2015, respectively. Additionally, when acquiring 3D surveys, we consider the proximity to 3D surveys already in the library. We believe that there is greater value in contiguous data, or reasonably close concentrations of surveys in a single area. We typically own 100% of the acquired data and license the data to additional parties on a non-exclusive basis. Such resales are unlimited in both time and amount and require minimal incremental cash costs, if any. Our long-lived, diverse data library built over three decades continues to provide value to our customers, with 37% of our 2017 3D onshore resale revenue coming from data over five years old.
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
Merger and acquisition activity, including the formation of joint ventures, may also generate increased licensing revenues for seismic data providers. Licenses to seismic data are generally structured such that they do not transfer in the case of a change of control and do not include access to or use by partners. Both circumstances require additional payments for new licenses.
North American Oil and Gas Markets: The emergence of shale and other unconventional plays has led to significant increases in production of oil and natural gas in North America. Oil prices decreased significantly in 2015 and 2016 due to high production and high global inventories which resulted in reduced capital expenditures by E&P companies. OPEC and non-OPEC producers cut oil production in 2017 which led to rising and stabilizing oil prices in the second half of 2017. Due to the increase in crude oil prices, 2017 was the first year of North America E&P spending recovery with capital expenditures increasing an estimated 35% to 47%. The recovery is expected to continue in 2018; however, the pace of North America spending is expected to moderate with E&P capital expenditures forecast to increase 14% to 21% in 2018. Recent E&P surveys indicate that cash flow remains the leading determinant of budget decisions in 2018. The U.S. Energy Information Administration (“EIA”) expects crude oil prices to continue to show improvement. In its January 2018 report, the EIA predicts the price of West Texas Intermediate crude oil to average $55.33 per barrel in 2018 and $57.43 per barrel in 2019 as compared to the average of $50.79 in 2017. In this same report, the EIA predicts natural gas spot prices to remain fairly constant with an average of $2.88 per million British thermal units (MMBtu) in 2018 and $2.92 per MMBtu in 2019 as compared to the average of $2.99 per MMBtu in 2017. Higher oil prices provide more latitude for E&P companies to spend more and stay within cash flows.
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
Backlog
At February 12, 2018, we had gross capital expenditure commitments related to data creation projects of approximately $10.9 million. We anticipate that the majority of this backlog will be recognized over the next 12 months. This is compared to gross capital expenditure commitments at February 13, 2017 of $17.4 million.
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
Customers
We market our seismic data to a varied customer base. Our customers include independent oil and gas companies, major integrated oil and gas companies and national oil companies, as well as small and mid-cap E&P companies and private prospect generating individuals. During the year ended December 31, 2017, two customers accounted for more than 10% of our total revenue, totaling approximately $10.2 million (11.3%) and $9.1 million (10.1%). One customer accounted for more than 10% of our total revenue during the year ended December 31, 2016, totaling approximately $15.4 million (16.3%). During the year ended December 31, 2015, two customers accounted for more than 10% of our total revenue, totaling approximately $14.5 million (14.5%) and $12.5 million (12.5%) . We believe that the quality of our data, the breadth of its coverage in the major active North American basins and our longstanding commitment to client service enables us to attract top-tier clients. Because we do not acquire data speculatively, strategic relationships with our customers have been and will continue to be critical to our growth. We do not believe that the loss of any single customer would have a material adverse impact on our business, cash flows or results of operations.
Competition
The creation and licensing of seismic data is competitive. Customers consider several factors, including location of data, price, technological expertise and reputation for quality and dependability, when choosing a service provider. There are a number of geophysical companies that create, market and license seismic data and maintain seismic data libraries. Rather than outsourcing their seismic data activities, some oil and gas companies create their own seismic data libraries, which they license to others. Our largest competitors, many of whom are engaged in acquiring seismic data, as well as maintaining a data library, are: CGG; Geokinetics, Inc.; Geophysical Pursuit, Inc.; FairfieldNodal; Pulse Seismic Inc.; Seismic Exchange, Inc.; TGS Nopec; Vector Seismic Data Processing, Inc., a subsidiary of Schlumberger Limited; and WesternGeco. Many of our competitors have substantially larger revenues and resources than we do.
Regulations
Our business involves the licensing of primarily onshore seismic data and other related products and services in North America to E&P companies and is impacted by federal, provincial, state, and local laws and regulations in the United States, Canada and Mexico governing us, our third-party contractors and/or our E&P customers and relating to worker health and safety and protection of the environment. These regulations impose numerous obligations applicable to our operations including permitting of regulated activities and limiting or prohibiting performance of seismic activities in environmentally sensitive or protected areas. These laws and regulations are also subject to change over time as a result of political, economic or social climate. Moreover, existing environmental laws may be amended and new environmental laws may be adopted in the future that impose more stringent requirements on the operations of our customers. The imposition of such stringent requirements may increase those customers’ operating costs or delay or curtail their pursuit of exploration, development or production activities, any one or more of which developments could reduce demand for our seismic data and related services and have a material adverse effect on our revenues and results of operations.
Historically, our compliance costs with applicable environmental and worker health and safety laws and regulations have not had a material adverse effect on our financial position, cash flow and results of operations; however, there can be no assurance that such costs will not be material in the future as these laws and regulations are subject to amendment or reinterpretation. See the Risk Factor “We, our third-party contractors and/or our E&P customers are subject to a variety of environmental and occupational safety and health laws and regulations, which may result in increased costs and significant liabilities” under Item 1A of this Form 10-K for further discussions on hydraulic fracturing, ozone standards, climate change, and other regulations relating to environmental protection or worker safety.
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
Employees
As of December 31, 2017, we and our subsidiaries had 82 full-time employees, including four executive officers, 15 marketing staff and 28 technical staff. None of our employees are covered by collective bargaining agreements and we consider our relationship with our employees to be good.
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
Available Information
We make available free of charge, or through the “Investor Relations” section of our website at www.seitel.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. Our Code of Business Conduct and Ethics is also available through the “Investor Relations-Corporate Governance” section of our website or in print to anyone who requests it.
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
We, our third-party contractors and/or our E&P customers are subject to a variety of environmental and occupational safety and health laws and regulations, which may result in increased costs and significant liabilities.
Our business involves the licensing of primarily onshore seismic data and other related products and services in North America to E&P companies and is subject to a variety of stringent governmental laws and regulations in the United States, Canada and

Mexico governing us, our third-party contractors and/or our E&P customers and relating to worker health and safety and protection of the environment. Certain of these laws and regulations may impose joint and several, strict liability for environmental liabilities, and failure to comply with these legal requirements may result in the assessment of administrative, civil and criminal penalties, imposition of remedial or corrective obligations, occurrence of delays in the permitting or performance of projects, and the issuance of injunctive relief in affected areas. We anticipate that the trend of more expansive and stricter environmental laws and regulations will continue in the future. Such developments may have an impact on our business directly or indirectly by increasing our E&P customers’ operating costs or delaying or curtailing their pursuit of exploration, development or production activities, any one or more of which developments could reduce demand for our seismic data and related services and have a material adverse effect on our revenues and results of operations.
In the United States, regulatory initiatives relating to air emissions include, for example, issuance by the U.S. Environmental Protection Agency (“EPA”) of a final rule under the Clean Air Act in October 2015 that lowered the National Ambient Air Quality Standards for ground-level ozone to 70 parts per billion. Pursuant to this final rule, the EPA is expected to issue non-attainment designations for geographic areas of the country in the first half of 2018, and states are also expected to implement their own rules, which could be more stringent than federal requirements. Climate change continues to attract considerable public, governmental and scientific attention, and numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases (“GHGs”) by means of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. While no comprehensive climate change legislation has been implemented to date at the federal level in the United States, the EPA has determined that emissions of GHGs present an endangerment to public health and the environment and has proposed or adopted various regulations under existing provisions of the Clean Air Act that, among other things, require certain construction and operating permit reviews with respect to GHG, monitoring and reporting of GHG emissions from specified sources in the United States on an annual basis from certain oil and natural gas production facilities, and direct regulation of emissions of methane, a GHG, from certain oil and natural gas operations.
With respect to hydraulic fracturing in the United States, we do not conduct such activities but many of our E&P customers conduct fracturing. The hydraulic fracturing process is typically regulated by state oil and natural gas commissions or similar agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process, including the EPA and Bureau of Land Management, which E&P customers must comply. Additionally, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances. Moreover, a number of states have adopted, and other states are considering adopting, legal requirements that could impose more stringent requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.
Regarding worker health and safety in the United States, we, our third-party contractors and/or our E&P clients are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act and comparable state statutes, whose purpose is to protect the health and safety of workers.
The adoption and implementation of legal requirements in the United States, whether at federal, state or local levels, that govern the emission, discharge or disposal of pollutants or that restrict or control regulated activities such as hydraulic fracturing, could require us, our third-party contractors and/or our E&P customers to incur increased costs, or delay or curtail our customers pursuit of exploration, development or production activities, which developments could reduce demand for our seismic data and related services and have a material adverse effect on our revenues and results of operations.
Similar legal requirements or controls exist in Canada and Mexico that govern aspects of environmental protection and worker health and safety, to which we, our third-party contractors and/or our E&P customers must comply. Compliance with such legal requirements and controls may also result in us, our third-party contractors and/or our E&P customers incurring increased costs, or delaying or curtailing our customers pursuit of exploration, development or production activities, which developments could reduce demand for our seismic data and related services and have a material adverse effect on our revenues and results of operations.
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

Our customer data license agreements and acquisition agreements identify our proprietary, confidential information and require that such information is restricted to the licensee and must be kept confidential. However, we cannot ensure that unauthorized use, misappropriation or disclosure will not occur. The rise in bankruptcy filings since 2016 by some of our customers places our data license agreements at risk of unauthorized assumption and/or assignment. If we are unable to prevent the assumption and/or assignment or otherwise maintain the confidentiality of our proprietary, confidential information, we could be materially negatively affected.
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

A portion of our revenues is derived from our Canadian activities and operations. As a result, we translate the results of our Canadian operations and financial condition into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange rate between the two currencies. Fluctuations in foreign currency exchange rates could affect our revenue, expenses and operating margins. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at exchange rates as of the dates on which they are recognized. Translation adjustments related to assets and liabilities are included in accumulated other comprehensive income in stockholder's equity. Realized gains and losses on translation of our Canadian operations into U.S. dollars are included in results of operations. Currently, we do not hedge our exposure to changes in foreign exchange rates.
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
The conduct of our business and the demand for our products and services are subject to various laws and regulations administered by federal, provincial, state and local governmental authorities and agencies in the United States, Canada and Mexico. We may incur significant costs and delays in order to attain or maintain compliance with these legal requirements. These laws and regulations may impose numerous obligations that are applicable to our operations including:

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
Additionally, these laws, regulations and government policies may change as a result of changing political, economic or social climate. Such changes may alter the environment in which we do business as well as the demand for our products and services and, therefore, may impact the results of our operations or increase our liabilities. More stringent new and future laws, regulations and policies concerning hydraulic fracturing activities, emissions of greenhouse gases and the use of renewable energy sources rather than fossil fuels could negatively impact the operations of our customers. Further, future changes in these and other laws and regulations or the imposition of additional regulations that have a negative financial impact on E&P operators, some of which are our customers, could result in decreased demand for our products and services. Moreover, complying with more stringent regulations could cause an increase in our operating expenses, which could adversely affect our business.
Technological changes not available to us could adversely affect our business.
New data acquisition or processing technologies may be developed. New and enhanced products and services introduced by one of our competitors may gain market acceptance and, if not available to us, may adversely affect our business.

Our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur.
Our Chief Executive Officer and President and our Chief Financial Officer evaluate, on a quarterly basis, our internal controls over financial reporting and our disclosure controls and procedures, which includes a review of the objectives, design, implementation and effect of the controls in respect of the information generated for use in our periodic reports. In the course of our controls evaluation, we seek to identify data errors, control problems and confirm that appropriate corrective action, including process improvements, are being undertaken. The overall goals of these various evaluation activities are to monitor our internal controls over financial reporting, to monitor our disclosure controls and procedures, and to make modifications as necessary. Our intent in this regard is that our internal controls over financial reporting and our disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied. Our management has concluded that our internal controls over financial reporting and our disclosure controls and procedures are designed to give a reasonable assurance that they are effective to achieve their objectives. We cannot provide absolute assurance that we have detected all possible control issues. These inherent limitations include the possibility that judgments in our decision-making could be faulty, and that isolated breakdowns could occur because of simple human error or mistake. The design of our system of controls is based, in part, upon certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. In light of the inherent limitations in a cost-effective control system, misstatements due to error or fraud could occur and not be detected. Breakdowns in our internal controls and procedures could occur in the future, and any such breakdowns could have an adverse effect on our business.
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

As of December 31, 2017, we had approximately $251.4 million of total outstanding indebtedness, including $1.4 million of capital leases. Our 2018 consolidated annual debt service requirements are expected to aggregate approximately $24.1 million. We may also incur additional indebtedness in the future.
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
We may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness.
It is likely that we will need to refinance at least a portion of our outstanding debt as it matures. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous borrowing covenants, which could further restrict our business operations. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then our cash flow may not be sufficient to repay all such maturing debt. Further, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to participate in such refinancing) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located at 10811 South Westview Circle Drive, Suite 100, Building C, Houston, Texas 77043, which also serves as administrative and financial offices, warehouse space and storage. We maintain domestic marketing offices in Austin and Dallas, Texas; Denver, Colorado; New Orleans, Louisiana and Oklahoma City, Oklahoma. We also lease office and warehouse space in two separate locations in Calgary, Alberta, Canada, where our Canadian operations are headquartered. We consider our business facilities adequate and suitable for our present and anticipated future needs, but may seek to expand our facilities from time to time.
The following table sets forth the locations of our offices and warehouses, the approximate square footage of space we maintain at such locations, our use of such space and whether it is owned or leased by us.

	Approximate
	Square
Location	Footage	Use	Owned/Leased
Houston, Texas	80,125	Administrative; Financial; Marketing; Operations; Warehouse	Leased
Austin, Texas	450	Marketing	Leased
Dallas, Texas	194	Marketing	Leased
Denver, Colorado	1,506	Marketing	Leased
New Orleans, Louisiana	364	Marketing	Leased
Oklahoma City, Oklahoma	234	Marketing	Leased
Calgary, Alberta, Canada	14,909	Administrative; Financial; Marketing; Operations	Leased
Calgary, Alberta, Canada	42,985	Warehouse	Leased

Item 3. Legal Proceedings
From time to time, we are involved in ordinary, routine claims and lawsuits incidental to our business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to our financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against us or by us, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2017, we have recorded the estimated amount of potential exposure we may have with respect to litigation and claims. Such amounts are not material to the financial statements.

Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5. Market for Registrant's Common Equity, Securities Related Stockholder Matters and Issuer Purchases of Equity
Market Information
Our common stock is privately held and there is no established public trading market for our common stock. As of December 31, 2017, there was one holder of record of our 100 shares of common stock, $0.001 par value per share.
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

	Year Ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenue	$90,250	$94,546	$100,252	$198,037	$202,874
Expenses and costs:
Depreciation and amortization	77,482	75,078	80,923	121,023	121,598
Cost of sales	96	76	195	304	475
Selling, general and administrative	20,291	24,119	22,184	29,799	25,971
	97,869	99,273	103,302	151,126	148,044
Income (loss) from operations	(7,619)	(4,727)	(3,050)	46,911	54,830
Interest expense, net	(24,652)	(24,967)	(25,390)	(25,029)	(27,851)
Foreign currency exchange gains (losses)	8	109	(1,650)	(1,974)	(2,222)
Loss on early extinguishment of debt	—	—	—	—	(1,504)
Other income	97	1,765	5	63	488
Income (loss) before income taxes	(32,166)	(27,820)	(30,085)	19,971	23,741
Provision (benefit) for income taxes	(685)	(3,396)	79,905	10,293	(89,940)
Net income (loss)	$(31,481)	$(24,424)	$(109,990)	$9,678	$113,681

	As of December 31,
(in thousands, except shares)	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$70,581	$55,997	$52,675	$59,175	$31,353
Seismic data library, net	74,542	115,922	161,363	165,079	195,778
Total assets (1)	364,048	385,171	421,487	574,400	589,207
Total debt (1)	249,505	248,367	247,357	246,863	246,370
Stockholder’s equity	77,114	101,059	122,216	253,089	254,956
Common shares outstanding	100	100	100	100	100

(1)
Total assets and total debt for fiscal year-end 2015, 2014 and 2013 have been restated to reflect the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2015-03 effective January 1, 2016. The new standard changed the presentation of debt issuance costs from an asset to a direct deduction from the related liability.

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
2018 is expected to be the second year of recovery in upstream capital spending due to improved commodity prices. Improved fundamentals have fostered steady price growth of crude oil in the second half of 2017 and into early 2018. E&P companies maintain cautious optimism for commodity prices and remain judicious with capital spending. We remain cautiously optimistic that we will see improvements in seismic spending from our E&P clients in 2018. We do, however, believe that seismic spending will continue to fluctuate quarter to quarter as E&P companies continue to closely evaluate spending levels. We believe our asset-light business model, variable cost structure and streamlined support structure allow us to respond to changes, both positive and negative, in the industry environment.
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
Merger and Acquisition/Joint Venture Activity: Merger and acquisition activity continues to occur within our client base. This activity could have a negative impact on seismic companies that operate in markets with a limited number of participating clients. However, we believe that, over time, this activity could have a positive impact on our business as it should generate resale licensing revenue, result in increased vitality in the trading of mineral interests and result in the creation of new independent customers through the rationalization of staff within those companies affected by this activity.
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

North America Drilling Activity: The North American land rig count improved in 2017, averaging slightly over 1,000 rigs compared to 2016’s average of approximately 600 rigs. As of February 2, 2018, the North American land rig count was 1,270. The rig count is forecast to steadily increase throughout 2018 with continued strong directional drilling activity.

Availability of Capital for Our Customers: Lower oil prices since the beginning of 2015 have caused a reduction in cash flows for our customers. Many E&P companies rely on revolving credit to finance their day-to-day operations. These credit facilities have borrowing bases that are tied to the net present value of their reserves. Lower oil prices have decreased the value of those reserves and, as a result, the borrowing bases under such facilities have been reduced. Reductions in cash flows resulting from lower commodity prices, along with the reduced availability of credit and increased costs of borrowing, could have a material impact on the ability of such companies to obtain funding necessary to purchase our seismic data.
Government Regulation: Our operations and the operations of our third-party contractors are subject to a variety of federal, provincial, state, foreign and local laws and regulations, including environmental and health and safety laws. We invest financial and managerial resources to comply with these laws and related permit requirements and require our third-party contractors to do the same. Modification of existing laws or regulations and the adoption of new laws or regulations impacting exploration or production activities by oil and gas companies may have a material effect on our business operations.
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
Cash resales for the three years ended December 31, 2017 were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash resales	$59,746	$59,404	$44,350

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

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, cash flows from operating activities (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash EBITDA	$41,541	$39,362	$25,263
Add (subtract) other components not included in cash EBITDA:
Cash acquisition underwriting revenue	22,487	21,329	42,566
Revenue recognition adjustments from contracts payable in cash	4,396	8,413	4,107
Severance and other non-routine costs	(171)	(1,984)	(663)
Interest expense, net	(24,652)	(24,967)	(25,390)
Amortization of deferred financing costs	1,285	1,224	1,200
Increase (decrease) in allowance for doubtful accounts	—	(20)	4
Other cash operating income	1	14	5
Current income tax expense	(2,943)	(561)	(193)
Changes in operating working capital	(1,590)	(12,267)	25,737
Net cash provided by operating activities	$40,354	$30,543	$72,636
Growth of our Seismic Data Library
We regularly add to our seismic data library through four different methods: (1) recording new data, (2) buying ownership of existing data for cash, (3) obtaining ownership of existing data through non-monetary exchanges and (4) creating new value-added products from existing data within our library. For the years ended December 31, 2017, 2016 and 2015, we completed the addition of approximately 2,500 square miles, 1,500 square miles and 1,250 square miles, respectively, of seismic data to our library. As of February 12, 2018, we completed an additional 100 square miles and had 300 square miles of seismic data in progress.
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
Revenue Recognition
Revenue from Data Acquisition
We generate revenue when we create a new seismic survey that is initially licensed by one or more of our customers to use the resulting data. Contracts signed up to the time we make a firm commitment to create the new seismic survey are considered acquisition underwriting. Acquisition underwriting revenue is recognized throughout the new survey creation period using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for our new survey creation projects. The customers paying for the initial licenses to the data created from a new survey receive legally enforceable rights to any resulting product of the specific activities required to complete the survey. The customers also receive access to and use of the newly acquired, processed data.
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
Revenue from Non-Monetary Exchanges
In certain cases, we will take ownership of a customer’s seismic data or revenue interest (collectively referred to as “data”) or receive advanced data processing services in exchange for (i) a non-exclusive license to selected seismic data from our library, (ii) as partial consideration for the underwriting of new data acquisition or (iii) reproduction or data processing services. These transactions are referred to as non-monetary exchanges. In non-monetary exchange transactions, we record a data library asset for the data received or processed at the time the contract is entered into or the data is completed, as applicable, and recognize revenue on the transaction in equal value in accordance with our policies on revenue from data licenses or data acquisition or as services are provided, as applicable. These transactions are valued at the fair value of the data received by us or the fair value of the license granted or services provided to the customer, whichever is more readily determinable.

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

Goodwill
Goodwill is not amortized but is assessed, at least annually, for impairment at the reporting unit level. We conduct an annual assessment of the recoverability of goodwill as of October 1 of each year. We first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount or we elect not to perform a qualitative assessment, the quantitative assessment or two-step goodwill test is performed. The two-step goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
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
Accounting for our seismic data library requires us to make significant subjective estimates and assumptions relative to future sales and cash flows from such library. These cash flows impact amortization rates, as well as potential impairment charges. Any changes in these estimates or underlying assumptions could impact our results of operations prospectively from the date changes are made. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, the carrying value of the seismic data library may be subject to higher prospective amortization rates, additional straight-line amortization or impairment losses.
We apply a minimum income forecast amortization rate of 70% and the effect of decreasing future sales by either 10% or 20%, with all other factors remaining constant, would not increase amortization rates from 70% as of January 1, 2018.
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
If necessary, the two-step impairment test is performed to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized. The two-step impairment test involves a comparison of the fair value of a reporting unit with its carrying amount, including goodwill to identify if a goodwill impairment exists. For our estimates of the fair value of goodwill, we prepare discounted cash flow analysis, which requires significant judgments and estimates about our future performance. If these projected cash flows change materially, we may be required to record impairment losses relative to goodwill.
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

Results of Operations
Revenue
The following table summarizes the components of our revenue for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Acquisition underwriting revenue:
Cash underwriting	$22,487	$21,329	$42,566
Underwriting from non-monetary exchanges	279	129	168
Total acquisition underwriting revenue	22,766	21,458	42,734
Resale licensing revenue:
Cash resales	59,746	59,404	44,350
Non-monetary exchanges	2,075	1,840	9,300
Revenue recognition adjustments	3,571	9,752	1,554
Total resale licensing revenue	65,392	70,996	55,204
Total seismic revenue	88,158	92,454	97,938
Solutions and other	2,092	2,092	2,314
Total revenue	$90,250	$94,546	$100,252
Total revenue for the year ended December 31, 2017 was $90.3 million compared to $94.5 million for the year ended December 31, 2016. The decrease in total revenue was mainly due to a reduction in resale licensing revenue. Acquisition underwriting revenue was $22.8 million in 2017 compared to $21.5 million in 2016. We continued to be judicious in committing to new data acquisition projects in 2017 resulting in only a slight increase in acquisition underwriting revenue. Our new data acquisition activity in 2017 primarily occurred in the EagleFord/Woodbine, Permian and Louisiana Cotton Valley areas in the U.S and in the Montney and Duvernay areas in Canada. Total resale licensing revenue was $65.4 million in 2017 compared to $71.0 million in 2016. Cash resales were slightly higher in 2017 at $59.7 million in 2017 compared to $59.4 million in 2016. Although cash resales were about the same year over year, we saw a more consistent spending pattern quarter to quarter by E&P companies in licensing seismic data from our library in 2017 with cash resales not heavily weighted to the fourth quarter as we experienced in 2016. It is difficult to predict the quarter to quarter level of cash resales and, therefore, we believe cash resales may not follow a predictable pattern but may fluctuate quarter to quarter. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The decrease of $6.2 million in revenue recognition adjustments from 2016 to 2017 primarily resulted from a decrease in selections of data from library card contracts and a decrease in revenue recognized on previously deferred licensing contracts, partially offset by lower deferrals associated with new licensing contracts. Solutions and other revenue was $2.1 million in both 2017 and 2016.
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
At December 31, 2017, we had a deferred revenue balance of $13.1 million compared to the December 31, 2016 balance of $15.9 million. The deferred revenue balance was related to (i) deferred revenue on data acquisition projects, (ii) data licensing contracts where selection of specific data had not yet occurred, (iii) data licensing contracts with data products not yet available and (iv) data licensing contracts where any other revenue recognition criteria has not yet been met. The deferred revenue will be recognized as work progresses on the data acquisition contracts, when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as the data products become available or as all of the revenue recognition criteria are met. Deferred revenue will be recognized no later than the following, based on the expiration of the selection period or our estimate of progress on acquisition projects and the availability of data products, although some revenue may be recognized earlier (in thousands):

2018.............................................................	$10,917
2019............................................................	100
2020 and thereafter.....................................	2,078
Depreciation and Amortization
The table below sets forth the components of depreciation and amortization and presents seismic data amortization as a percentage of total seismic revenue for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,			Percentage of Revenue
	2017	2016	2015	2017	2016	2015
Amortization of seismic data:
Income forecast	$37,603	$28,746	$44,976	43%	31%	46%
Straight-line	38,852	41,441	30,916	44%	45%	32%
Total amortization of seismic data	76,455	70,187	75,892	87%	76%	78%
Depreciation of property and equipment	507	735	850
Amortization of acquired intangibles	520	4,156	4,181
Total	$77,482	$75,078	$80,923
Total seismic data library amortization amounted to $76.5 million, $70.2 million and $75.9 million in 2017, 2016 and 2015, respectively. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.
The percentage of income forecast amortization to total seismic revenue was 43% for the year ended December 31, 2017, 31% for the year ended December 31, 2016, and 46% for the year ended December 31, 2015. In all three years, we recognized resale revenue from data whose costs were fully amortized. In 2017, 53% of resales did not require amortization, as compared to 72% in 2016 and 60% in 2015. Additionally, all acquisition revenue attracts amortization; thus, the decrease in the level of acquisition revenue from 2015 to 2016 impacted the overall percentage of income forecast amortization. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data is completed and becomes available for licensing. The amount of straight-line amortization will vary between periods due to the distribution of revenue among the various surveys.
For each of the years ended December 31, 2017, 2016 and 2015, the rate utilized under the income forecast method was 70% for all components. The rate of amortization with respect to each component is decreased or increased if our estimate of future cash sales from such component is materially increased or decreased, subject to a minimum amortization rate of 70%. Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys. As of January 1, 2018, the amortization rate to be utilized under the income forecast method is 70% for all components.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $20.3 million in 2017, $24.1 million in 2016 and $22.2 million in 2015. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash SG&A expenses	$20,281	$24,042	$21,856
Non-cash compensation expense	10	77	328
Total	$20,291	$24,119	$22,184

Cash SG&A expenses decreased $3.8 million from 2016 to 2017 primarily due to a $2.6 million decrease in variable compensation, consisting of commissions and annual incentive compensation, a $1.8 million decrease in severance and other non-routine costs and a $0.5 million decrease in professional fees offset by a $1.1 million increase in long-term incentive plan expenses. The decrease in annual incentive compensation was due to our Cash EBITDA results, although comparable with the prior year, not achieving the full target goals established at the beginning of the fiscal year for 2017. Regarding the reduction in severance and other non-routine costs, 2017 included minimal termination benefits, whereas 2016 included $1.6 million in termination benefits related to layoffs in 2016. Professional fees decreased in 2017 primarily resulting from an overall reduction in legal fees associated with client bankruptcies. Effective January 1, 2017, we implemented an executive retention plan that is being expensed evenly over a period of two years. This expense for 2017 represented a $1.1 million increase over 2016 as there was no such comparable plan in place during 2016.
Cash SG&A expenses increased $2.2 million from 2015 to 2016 primarily due to a $0.9 million increase in routine overhead costs and a $1.3 million increase in non-routine costs. The increase in routine overhead costs mainly consisted of an increase of $3.9 million in variable compensation, consisting of commissions and annual incentive compensation, and an increase of $0.7 million in professional fees partially offset by savings of $2.8 million in salaries and benefits from headcount reductions and $0.9 million in various other cost savings. The majority of the increase in variable compensation in 2016 compared to 2015 was due to annual incentive compensation being earned in 2016 as our Cash EBITDA results exceeded the target goals established for 2016; no annual incentive compensation was recorded in 2015. The increase in professional fees mainly resulted from legal fees incurred in successfully protecting our contract and intellectual property rights in connection with a number of bankruptcy proceedings filed by our clients. Our savings in salaries and benefits resulted from an approximate 40% reduction in headcount since the beginning of 2015 through attrition and layoffs. The overall increase in non-routine costs was primarily due to an increase in termination benefits related to layoffs in 2016.
Other Income (Expense)
During the years ended December 31, 2017, 2016 and 2015, we reported foreign currency transaction gains (losses) on U.S. denominated transactions of our foreign subsidiaries totaling $8,000, $0.1 million and $(1.7) million, respectively.
We recorded $1.8 million in other income during the year ended December 31, 2016 primarily related to gains associated with the extinguishment of liabilities. The gains were the result of the legal cancellation or expiration of our existing liabilities related to contingent payments on certain seismic data assets.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $(0.7) million, $(3.4) million and $79.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, and was comprised of the following (in thousands):

	Year Ended December 31,
	2017	2016		2015
U.S federal taxes	$(13,535)	$(8,582)		$(6,944)
U.S. state taxes	623	8		40
Change in U.S. federal and state valuation allowance on deferred tax assets	12,988	8,617		88,737
Impact of U.S. tax reform	(2,366)	—		—
Canadian federal and provincial taxes	1,933	(803)	(1)	(2,004)
Canadian research and development tax credits	—	—		(346)
Mexico federal taxes	13	117		—
Change in unrecognized tax positions	(341)	(2,780)		422
Other	—	27		—
Total tax expense (benefit)	$(685)	$(3,396)		$79,905

(1)2016 amount is net of change in valuation allowance of $24.
The income tax benefit of $0.7 million in 2017 was mainly comprised of a $2.4 million benefit associated with our preliminary estimate of the net impact of the U.S. tax reform enacted in 2017 and a $0.3 million benefit related to our uncertain tax positions due to the lapse of statute of limitations during 2017 offset by $1.9 million expense related to our Canadian operations. The federal tax benefit of $13.5 million resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax assets would not be realized. The $0.6 million of U.S. state tax expense was almost fully offset by a valuation allowance as it was also more likely than not that the deferred tax assets would not be realized.
The income tax benefit of $3.4 million in 2016 was mainly comprised of a $2.8 million benefit related to uncertain tax positions resulting from settlement of our outstanding appeal with Canada Revenue Agency, remeasurement of our remaining uncertain tax positions and lapse of statute of limitations on certain positions during the year. Additionally, tax benefits of $0.8 million related to our Canadian operations were offset slightly by $0.1 million of tax expense related to our operations in Mexico. The federal tax benefit of $8.6 million resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.
We are currently evaluating the provisions of U.S tax reform enacted in December 2017, which among other things, lowered the corporate income tax rate from 35% to 21% and moved the country towards a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of foreign subsidiaries. In the fourth quarter of 2017, we recorded a total benefit to income taxes of $2.4 million related to our preliminary assessment of the net effects of tax reform. As we do not have all the necessary information to analyze all income tax effects of tax reform, this is a provisional amount which we believe represents a reasonable estimate of the accounting implications of this tax reform. We will continue to evaluate tax reform and adjust the provisional amounts as additional information is obtained. The ultimate impact of tax reform may differ from our provisional amounts due to changes in our interpretations and assumptions, as well as additional regulatory guidance that may be issued. We expect to complete our detailed analysis no later than the fourth quarter of 2018. For further information, see Note D to Consolidated Financial Statements.
Net Loss
Net loss was $31.5 million in 2017 compared to $24.4 million in 2016. The $7.1 million increase in loss was primarily due to a decrease in total revenues and a decrease in income tax benefits.
Net loss was $24.4 million in 2016 compared to $110.0 million in 2015. The $85.6 million decrease in loss was primarily attributable to $88.7 million in tax expense recorded in 2015 in order to provide a valuation allowance on our U.S. federal and state deferred tax assets.
Liquidity and Capital Resources
As of December 31, 2017, we had $70.6 million in consolidated cash, cash equivalents and short-term investments, including $0.6 million of restricted cash. Our Canadian and Mexican subsidiaries regularly hold cash that is used to reinvest in their operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. Cash held by our foreign subsidiaries fluctuates throughout the year and at December 31, 2017, was approximately $26.9 million in Canada and $0.3 million in Mexico.
Our primary sources of liquidity are cash on hand and cash generated from operations. A summary of our 9½% Senior Notes is included below; for additional information regarding the 9½% Senior Notes, See “Note E - Debt” in the Notes to Consolidated Financial Statements herein.
9½% Senior Unsecured Notes: On March 20, 2013, we issued in a private placement $250.0 million aggregate principal amount of our 9½% Senior Notes. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. The notes mature on April 15, 2019. To the best of our knowledge, we are in compliance with all covenants contained in the indenture governing our 9½% Senior Notes at December 31, 2017.
We may from time to time, as part of various financing and investing strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.

Contractual Obligations: The following table summarizes our future contractual obligations as of December 31, 2017 (in thousands):

		Payments due by period
Contractual cash obligations	Total	2018	2019-2021	2022-2023	2024 and thereafter
Debt obligations (1) (2)	$285,625	$23,750	$261,875	$—	$—
Capital lease obligations (2)	1,563	361	1,082	120	—
Operating lease obligations	1,847	622	1,040	185	—
Total contractual cash obligations	$289,035	$24,733	$263,997	$305	$—

(1)Debt obligations include the face amount of our 9½% Senior Notes totaling $250.0 million.
(2)Amounts include interest related to debt and capital lease obligations.
Cash Flows from Operating Activities: Cash flows provided by operating activities were $40.4 million, $30.5 million and $72.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Operating cash flows for 2017 increased from 2016 primarily due to 2017 including higher collections due to increased cash resale activity beginning in the fourth quarter of 2016, partially offset by payments of 2016 annual incentive compensation made in 2017 and lower collections of acquisition underwriting revenue as a result of invoice timing. In addition, the 2016 period included receipt of income tax refunds whereas the 2017 period included income tax payments. Operating cash flows for 2016 decreased from 2015 primarily due to 2015 including significant collections from fourth quarter 2014 cash resale activity and lower acquisition underwriting revenue in 2016.

Cash Flows from Investing Activities: Cash flows used in investing activities were $26.5 million, $27.0 million and $77.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Cash expenditures for seismic data were $26.2 million, $26.7 million and $77.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in cash invested in seismic data for 2016 compared to 2015 was primarily due to a planned reduction in our capital expenditures as a result of the downturn in the industry environment.
Cash Flows from Financing Activities: Cash flows used in financing activities were $0.2 million for each of the years ended December 31, 2017, 2016 and 2015, respectively.
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
Deferred Taxes
As of December 31, 2017, we had a net deferred tax liability of $1.4 million attributable to our Canadian operations. In the United States, we had a federal deferred tax asset of $60.2 million, which was fully offset by a valuation allowance, and a state deferred tax asset of $0.9 million which was almost fully offset by a valuation allowance. We continue to provide a full valuation allowance against our U.S. federal tax assets and the majority of our state deferred tax assets as we believe it is more likely than not that all or some portion of these deferred tax assets will not be realized. The most significant piece of negative evidence considered in making this assessment was the pretax book losses for fiscal years 2015, 2016 and 2017 which continued to result in a cumulative pretax book loss as of December 31, 2017. Available positive evidence considered did not outweigh this negative evidence as of December 31, 2017. The remaining state deferred tax asset of $51,000 was recognized as it is more likely than not that the state deferred tax asset will be realized. Additionally, we had a deferred tax asset of $0.2 million related to our operations in Mexico that was recognized as of December 31, 2017 as our Mexican operations have generated cumulative pretax book income as of December 31, 2017; therefore, it is more likely than not that the deferred tax asset will be realized.
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
Capital Expenditures
During 2017, capital expenditures for seismic data and other property and equipment amounted to $34.6 million on a gross basis and $10.1 million on a net cash basis. Our 2017 capital expenditures are comprised of the following (in thousands):

Year Ended December 31, 2017
New data acquisition	$24,811
Cash purchases and data processing	7,217
Non-monetary exchanges	2,064
Property and equipment	534
Total capital expenditures	34,626
Less: Non-monetary exchanges	(2,064)
Changes in working capital	(5,858)
Cash investment per statement of cash flows	$26,704
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

Year Ended December 31, 2017
Total capital expenditures	$34,626
Less: Non-monetary exchanges	(2,064)
Cash underwriting	(22,487)
Net cash capital expenditures	$10,075
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Several additional ASUs were then issued providing further guidance regarding the adoption of and additional amendments to the new revenue recognition standard. The guidance in these ASUs established a single comprehensive model of accounting for revenue arising from contracts with customers that will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will also significantly expand disclosure requirements concerning revenues for most entities. We are required to adopt the guidance set forth by these ASUs on January 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach to adopt the new guidance.
We have completed our review of our different types of customer contracts and have compared our current revenue recognition policies to the provisions of the new standard for each of our revenue categories, noting no change with regard to our accounting for revenue from data acquisition, revenue from non-monetary exchanges and revenue from Solutions and other. With regard to revenue from non-exclusive data licenses (resale licensing revenue), no changes from our current accounting policies were identified other than with regard to new licenses of data while a survey is in the process of being created, in which the resale licensing customer is granted the same legally enforceable rights and access to and use of the results of the acquisition work performed as the original acquisition underwriting clients. Currently, we recognize revenue on these resale licenses when the data is available for delivery; however, upon application of the new guidance, we will recognize revenue during the remaining survey creation period. This will result in revenue being recognized earlier than under our current policy. We adopted the new standard effective January 1, 2018 utilizing the modified retrospective approach, recognizing approximately $0.2 million that was in deferred revenue as of December 31, 2017 to retained earnings. We completed our review of the disclosure requirements under the new standard and our current disclosures will be expanded beginning with our March 31, 2018 Form 10-Q.
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
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” in order to simplify the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test. Currently, Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the same procedure that would be required for purchase price allocation in a business combination. Under the amendments in this ASU, a goodwill impairment loss will be measured using the difference between the carrying amount and the fair value of the reporting unit limited to the total carrying amount of that reporting unit’s goodwill. The guidance in this ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. However, entities must disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The amendments in this ASU are to be applied on a prospective basis and will be effective for us as of January 1, 2020, but early adoption is permitted for any impairment tests performed after January 1, 2017. We are currently evaluating the impact of adopting this new standard but do not expect that it will have a material effect on our consolidated financial statements.

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
Interest Rate Risk
Our exposure to changes in interest rates primarily results from our long-term debt with fixed interest rates. We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. Currently, we have no open interest rate swap or interest rate lock agreements. As of December 31, 2017 and 2016, we did not have any debt outstanding with floating interest rates.
Foreign Currency Exchange Rate Risk
Our Canadian subsidiary conducts business in the Canadian dollar and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.
Additionally, certain intercompany balances between our U.S. and Canadian subsidiaries are denominated in U.S. dollars. Since this is not the functional currency of our Canadian subsidiary, the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign exchange risk as it relates to these intercompany balances. A sensitivity analysis on the intercompany balance as of December 31, 2017 indicates that if the U.S. dollar strengthened or weakened 4% (determined using an average of the last three years’ change in historical exchange rates) against the Canadian dollar, the effect upon our Consolidated Statements of Operations would be approximately $0.7 million.

Item 8. Financial Statements and Supplementary Data
The financial statements and financial statement schedules required by this Item are set forth at the pages indicated in Item 15(a) (1) and (2) below and are incorporated herein by reference.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and President along with our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2017 were designed to ensure, and were effective in ensuring, that our information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment and such criteria, management believes that, as of December 31, 2017, our internal control over financial reporting was effective.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
Not later than 120 days after December 31, 2017, we will amend this Annual Report on Form 10-K to include the information required by this item.

Item 11. Executive Compensation
Not later than 120 days after December 31, 2017, we will amend this Annual Report on Form 10-K to include the information required by this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Not later than 120 days after December 31, 2017, we will amend this Annual Report on Form 10-K to include the information required by this item.

Item 13. Certain Relationships and Related Transactions and Director Independence
Not later than 120 days after December 31, 2017, we will amend this Annual Report on Form 10-K to include the information required by this item.

Item 14. Principal Accountant Fees and Services
Not later than 120 days after December 31, 2017, we will amend this Annual Report on Form 10-K to include the information required by this item.
PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description

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

10.4	†
Seitel Holdings, Inc. 2007 Non-Qualified Stock Option Plan, effective February 14, 2007, as amended as of June 30, 2008 (incorporated by reference from Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 13, 2008).

10.5	†
Amendment to the 2007 Non-Qualified Stock Option Plan of Seitel Holdings, Inc., dated May 23, 2011 (incorporated by reference from Exhibit 10.7 to the quarterly report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 12, 2011).

10.6	†	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.12 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).
10.7	†	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 9, 2010).
10.8	†
Seitel Holdings, Inc. Amended and Restated 2008 Restricted Stock and Restricted Stock Unit Plan, dated July 24, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on July 25, 2012).

10.9	†
Form of Seitel Holdings, Inc. Restricted Stock Unit Award Agreement (incorporated by reference from Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 13, 2008).

10.10	†
Seitel Holdings, Inc. 2012 Non-Qualified Stock Option Plan, dated May 1, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on May 7, 2012).

10.11	†
Amendment to the 2012 Non-Qualified Stock Option Plan of Seitel Holdings, Inc., dated May 30, 2012 (incorporated by reference from Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 13, 2012).

10.12	†
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

10.16	†
Second Amendment to Employment Agreement by and between Seitel, Inc. and Robert D. Monson, dated January 25, 2010 (incorporated by reference from Exhibit 10.23 to the annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 21, 2014).

10.17	†
Employment Agreement by and between Seitel, Inc. and Kevin P. Callaghan entered into June 9, 2016 and effective July 1, 2016 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on June 13, 2016).

10.18	†
Employment Agreement by and between Seitel, Inc. and Marcia Kendrick, dated February 15, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 17, 2012).

10.19	†
Employment Agreement by and between Seitel, Inc. and Randall Sides, dated February 15, 2012 (incorporated by reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 17, 2012).

10.20	†
Employment Agreement between Seitel, Inc. and Richard Kelvin, dated August 1, 2014
(incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on August 7, 2014).

10.21	†
First Amendment to Employment Agreement between Richard Kelvin and Seitel, Inc., dated August 18, 2016 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on August 18, 2016).

10.22	†
Seitel, Inc. Executive Retention Bonus Program for Key Employees, effective January 1, 2017 (incorporated by reference from Exhibit 10.26 to the annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 16, 2017).

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

SEITEL, INC.

By: /s/	Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date:	February 15, 2018
Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature		Title	Date

/s/	Ryan M. Birtwell	Chairman of the Board of Directors	February 15, 2018
Ryan M. Birtwell

/s/	Robert D. Monson	Chief Executive Officer, President and Director	February 15, 2018
	Robert D. Monson	(Principal Executive Officer)

/s/	Marcia H. Kendrick	Chief Financial Officer	February 15, 2018
	Marcia H. Kendrick	(Principal Financial Officer)

/s/	Alexander L. Baum	Director	February 15, 2018
Alexander L. Baum

/s/	Allison A. Bennington	Director	February 15, 2018
Allison A. Bennington

/s/	Dalton J. Boutte	Director	February 15, 2018
Dalton J. Boutte

/s/	Kevin P. Callaghan	Senior Advisor to the Chief Executive Officer and Director	February 15, 2018
Kevin P. Callaghan

/s/	Kyle N. Cruz	Director	February 15, 2018
Kyle N. Cruz

/s/	Jay H. Golding	Director	February 15, 2018
Jay H. Golding

/s/	John E. Jackson	Director	February 15, 2018
John E. Jackson

/s/	Ash Upadhyaya	Director	February 15, 2018
Ash Upadhyaya

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
Seitel’s management assessed the effectiveness of Seitel's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These criteria cover the control environment, risk assessment process, control activities, information and communication systems, and monitoring activities. Based on this assessment, management believes that, as of December 31, 2017, Seitel's internal control over financial reporting is effective based on those criteria.

/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President

/s/ Marcia H. Kendrick
Marcia H. Kendrick
Chief Financial Officer

Houston, Texas
February 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder, Board of Directors and Audit Committee
Seitel, Inc.
Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seitel, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BKD, LLP
We have served as the Company’s auditor since 2004.
Houston, Texas
February 15, 2018

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$70,581	$55,997
Receivables
Trade, less allowance for doubtful accounts of $176 and $223, respectively	23,330	24,481
Notes and other	2,617	436
Due from Seitel Holdings, Inc. (Note J)	1,191	1,177
Seismic data library (Note B)	1,349,350	1,292,750
Less: Accumulated amortization	(1,274,808)	(1,176,828)
Net seismic data library	74,542	115,922
Property and equipment	18,945	18,187
Less: Accumulated depreciation and amortization	(17,346)	(16,478)
Net property and equipment	1,599	1,709
Prepaid expenses, deferred charges and other	1,842	1,762
Intangible assets, net (Note C)	900	1,418
Goodwill (Note C)	187,243	182,012
Deferred income taxes (Note D)	203	257
TOTAL ASSETS	$364,048	$385,171
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable	$6,649	$2,357
Accrued liabilities	10,680	10,286
Employee compensation payable	2,869	4,364
Income taxes payable	2,777	620
Senior Notes (Note E)	248,142	246,857
Obligations under capital leases (Note F)	1,363	1,510
Deferred revenue (Note A)	13,095	15,904
Deferred income taxes (Note D)	1,359	2,214
TOTAL LIABILITIES	286,934	284,112
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	400,592	400,582
Retained deficit	(314,671)	(283,190)
Accumulated other comprehensive loss	(8,807)	(16,333)
TOTAL STOCKHOLDER’S EQUITY	77,114	101,059
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$364,048	$385,171

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
REVENUE	$90,250	$94,546	$100,252
EXPENSES:
Depreciation and amortization	77,482	75,078	80,923
Cost of sales	96	76	195
Selling, general and administrative	20,291	24,119	22,184
	97,869	99,273	103,302
LOSS FROM OPERATIONS	(7,619)	(4,727)	(3,050)
Interest expense	(25,164)	(25,337)	(25,430)
Interest income	512	370	40
Foreign currency exchange gains (losses)	8	109	(1,650)
Other income	97	1,765	5
Loss before income taxes	(32,166)	(27,820)	(30,085)
Provision (benefit) for income taxes	(685)	(3,396)	79,905
NET LOSS	$(31,481)	$(24,424)	$(109,990)
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(31,481)	$(24,424)	$(109,990)
Foreign currency translation adjustments	7,526	3,190	(21,211)
Comprehensive loss	$(23,955)	$(21,234)	$(131,201)
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount
Balance, December 31, 2014	100	$—	$400,177	$(148,776)	$1,688
Amortization of stock-based compensation costs	—	—	328	—	—
Net loss	—	—	—	(109,990)	—
Foreign currency translation adjustments	—	—	—	—	(21,211)
Balance, December 31, 2015	100	—	400,505	(258,766)	(19,523)
Amortization of stock-based compensation costs	—	—	77	—	—
Net loss	—	—	—	(24,424)	—
Foreign currency translation adjustments	—	—	—	—	3,190
Balance, December 31, 2016	100	—	400,582	(283,190)	(16,333)
Amortization of stock-based compensation costs	—	—	10	—	—
Net loss	—	—	—	(31,481)	—
Foreign currency translation adjustments	—	—	—	—	7,526
Balance, December 31, 2017	100	$—	$400,592	$(314,671)	$(8,807)
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(31,481)	$(24,424)	$(109,990)
Depreciation and amortization	77,482	75,078	80,923
Deferred income tax provision (benefit)	(3,628)	(3,957)	79,712
Foreign currency exchange losses (gains)	(8)	(109)	1,650
Amortization of deferred financing costs	1,285	1,224	1,200
Amortization of stock-based compensation	10	77	328
Increase (decrease) in allowance for doubtful accounts	—	(20)	4
Gain on sale of seismic data and property and equipment	(96)	(7)	—
Non-cash other income	—	(1,744)	—
Non-cash revenue	(1,620)	(3,308)	(6,928)
Decrease (increase) in receivables	1,686	(8,827)	37,490
Decrease in other assets	175	416	692
Decrease in deferred revenue	(3,353)	(9,378)	(10,539)
Increase (decrease) in accounts payable and other liabilities	(98)	5,522	(1,906)
Net cash provided by operating activities	40,354	30,543	72,636
Cash flows from investing activities:
Cash invested in seismic data	(26,170)	(26,662)	(77,281)
Cash paid to acquire property and equipment	(534)	(304)	(432)
Cash from sale of seismic data and property and equipment	182	18	—
Advances to Seitel Holdings, Inc.	(14)	(21)	(13)
Net cash used in investing activities	(26,536)	(26,969)	(77,726)
Cash flows from financing activities:
Principal payments on capital lease obligations	(244)	(205)	(218)
Net cash used in financing activities	(244)	(205)	(218)
Effect of exchange rate changes	1,010	(47)	(1,192)
Net increase (decrease) in cash and cash equivalents	14,584	3,322	(6,500)
Cash and cash equivalents at beginning of period	55,997	52,675	59,175
Cash and cash equivalents at end of period	$70,581	$55,997	$52,675
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$23,879	$24,113	$24,230
Income taxes, net of refunds received	$847	$(3,630)	$(665)
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$2,064	$2,640	$9,311
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Nature of Operations: The Company owns an extensive library of proprietary onshore and offshore seismic data that it offers for license to exploration and production (“E&P”) companies. The Company’s library includes a vast amount of seismic data across both unconventional plays and conventional oil and gas basins. The Company has leading seismic market positions in key North American unconventional plays, including the Eagle Ford/Woodbine, Permian, Utica/Marcellus, Niobrara/Bakken and Haynesville in the United States and Montney, Duvernay and Horn River in Canada. Additionally, the Company expanded its data library coverage into Mexico in 2015 through the reprocessing of existing two-dimensional (“2D”) data which can be licensed to E&P companies. The majority of the Company’s conventional seismic data covers onshore regions within North America with the remainder covering offshore United States. To support its seismic data licensing business and its clients, the Company maintains warehouse and electronic storage facilities in Houston, Texas and Calgary, Alberta, Canada and offers, through its Seitel Solutions business unit (“Solutions”), the ability to access and interact, via a standard web browser and the Internet, with the seismic data library owned and marketed by the Company.
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
The Company’s accounting for its seismic data library requires it to make significant subjective estimates and assumptions relative to future sales and cash flows from such library. These cash flows impact amortization rates, as well as potential impairment charges. Any changes in the Company’s estimates or underlying assumptions may impact the Company’s results of operations prospectively from the date changes are made. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, the carrying value of the seismic data library may be subject to higher prospective amortization rates, additional straight-line amortization or impairment losses.
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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
Revenue Recognition:
Revenue from Data Acquisition
The Company generates revenue when it creates a new seismic survey that is initially licensed by one or more of its customers to use the resulting data. The payments for the initial licenses are referred to as acquisition underwriting or prefunding. Customers make periodic payments throughout the new survey creation period, which generally correspond to costs incurred and work performed. These payments are non-refundable. Contracts signed up to the time the Company makes a firm commitment to create the new seismic survey are considered acquisition underwriting. Any subsequent license of the data while the survey is in progress or once it is completed is considered a resale license (see “Revenue from Non-Exclusive Data Licenses”).
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
The Company outsources the substantial majority of the work required to complete data acquisition projects to third-party contractors. The Company’s payments to these third-party contractors comprise the substantial majority of the total estimated costs of the projects and are paid throughout the new survey creation period. A typical survey includes specific activities required to complete the survey creation, each of which has value to the customers. Typical activities, that often occur concurrently, include:

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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Seismic data library additions	$2,064	$2,640	$9,311
Revenue recognized on specific data licenses or selections of data	1,250	3,179	6,747
Revenue recognized related to acquisition contracts	279	129	168
Revenue recognized related to Solutions and other revenue	91	—	13
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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Major Customers: During the year ended December 31, 2017, two customers accounted for more than 10% of total revenue, totaling approximately 11.3% and 10.1% each. One customer accounted for approximately 16.3% of total revenues for the year ended December 31, 2016. During the year ended December 31, 2015, two customers accounted for more than 10% of revenue, totaling approximately 14.5% and 12.5% each.
Property and Equipment: Property and equipment consists primarily of computer equipment, leasehold improvements and furniture and fixtures stated at historical cost through February 13, 2007, at which time the Company adjusted its property and equipment to fair value in accordance with purchase accounting. Subsequent additions are stated at historical cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, the majority of which are three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the remaining term of the underlying lease. Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $0.5 million, $0.7 million and $0.9 million, respectively.
Goodwill and Other Intangible Assets: Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. The Company does not amortize goodwill and indefinite-lived intangibles but, at least annually, evaluates whether goodwill and indefinite-lived intangibles are impaired. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. The Company conducts its annual assessment of the recoverability of goodwill as of October 1 of each year. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount or the Company elects not to perform a qualitative assessment, the quantitative assessment or two-step goodwill test is performed. The two-step goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is necessary to perform the quantitative assessment to determine if the Company’s goodwill is impaired, the Company utilizes discounted cash flow analysis, which requires significant judgments and estimates about future operations, to develop the Company’s estimates of fair value.
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
The Company and all of its U.S. subsidiaries file a consolidated federal income tax return. The Company does not provide U.S. taxes on the undistributed earnings of its foreign subsidiaries whose earnings are intended to be permanently reinvested in foreign operations. At December 31, 2017, there were $0.4 million accumulated earnings of non-U.S. subsidiaries offset by $(37.1) million accumulated net losses of non-U.S. subsidiaries.
On December 22, 2017, the U.S. government enacted what is informally called the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), a comprehensive U.S. tax reform package that, effective January 1, 2018, among other things, lowered the corporate income tax rate from 35% to 21% and moved the country towards a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of foreign subsidiaries. See Note D for further information.
Foreign Currency Translation: For subsidiaries that have functional currency which is deemed to be other than the U.S. dollar, asset and liability accounts are translated at period-end exchange rates and revenue and expenses are translated at the current exchange rates as of the dates on which they are recognized. Resulting translation adjustments are included in accumulated other comprehensive income (loss) in stockholder’s equity. Accumulated translation losses were $8.8 million and $16.3 million at December 31, 2017 and 2016, respectively. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Any gains or losses realized on transactions or monetary assets or liabilities in currencies other than the functional currency are included in results of operations in the current period. Transaction gains (losses) totaled $8,000, $0.1 million and $(1.7) million for the years ended December 31, 2017, 2016 and 2015, respectively.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Income: During the year ended December 31, 2016, the Company recorded $1.8 million in other income primarily associated with recognizing gains on extinguishment of liabilities. The gains were the result of the legal cancellation or expiration of the Company’s existing liabilities related to contingent payments on certain seismic data assets.
Stock-Based Compensation: The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.
Employee Benefit Plans: The Company maintains savings plans in the United States and Canada that allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits. Savings plan expense amounted to $0.7 million, $0.4 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Recent Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Several additional ASUs were then issued providing further guidance regarding the adoption of and additional amendments to the new revenue recognition standard. The guidance in these ASUs established a single comprehensive model of accounting for revenue arising from contracts with customers that will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will also significantly expand disclosure requirements concerning revenues for most entities. The Company is required to adopt the guidance set forth by these ASUs on January 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach to adopt the new guidance.
The Company has completed its review of its different types of customer contracts and has compared its current revenue recognition policies to the provisions of the new standard for each of its revenue categories, noting no change with regard to the Company’s accounting for revenue from data acquisition, revenue from non-monetary exchanges and revenue from Solutions and other. With regard to revenue from non-exclusive data licenses (resale licensing revenue), no changes from the Company’s current accounting policies were identified other than with regard to new licenses of data while a survey is in the process of being created, in which the resale licensing customer is granted the same legally enforceable rights and access to and use of the results of the acquisition work performed as the original acquisition underwriting clients. Currently, the Company recognizes revenue on these resale licenses when the data is available for delivery; however, upon application of the new guidance, the Company will recognize revenue during the remaining survey creation period. This will result in revenue being recognized earlier than under the Company’s current policy. The Company adopted the new standard effective January 1, 2018 utilizing the modified retrospective approach, recognizing approximately $0.2 million that was in deferred revenue as of December 31, 2017 to retained earnings. The Company completed its review of the disclosure requirements under the new standard and its current disclosures will be expanded beginning with the Company’s March 31, 2018 Form 10-Q.
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
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” in order to simplify the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test. Currently, Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the same procedure that would be required for purchase price allocation in a business combination. Under the amendments in this ASU, a goodwill impairment loss will be measured using the difference between the carrying amount and the fair value of the reporting unit limited to the total carrying amount of that reporting unit’s goodwill. The guidance in this ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. However, entities must disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The amendments in this ASU are to be applied on a prospective basis and will be effective for the Company as of

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

January 1, 2020, but early adoption is permitted for any impairment tests performed after January 1, 2017. The Company is currently evaluating the impact of adopting this new standard but does not expect that it will have a material effect on its consolidated financial statements.

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
The following table sets forth a summary of the net book value of the Company’s seismic data library (in thousands):

	As of December 31,
	2017	2016
U.S. Onshore:
Unconventional 3D	$57,697	$96,457
Conventional 3D	3,234	2,103
Canada:
Unconventional 3D	12,215	16,361
Conventional 3D	86	154
2D	291	415
U.S. Offshore	165	168
Mexico 2D	854	264
Total	$74,542	$115,922
At December 31, 2017 and 2016, approximately 6% and 5%, respectively, of the net book value of the seismic data library were projects in progress.
Costs of Seismic Data Library
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the newly created data and reprocessing existing data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $2.6 million, $2.9 million and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
Amortization expense totaled $76.5 million, $70.2 million and $75.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The actual aggregate rate of amortization as a percentage of total seismic revenue was 87%, 76% and 78% for the same periods, respectively. The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of January 1, 2018, the amortization rate utilized under the income forecast method is 70% for all components. Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys.

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
The impairment evaluation is based first on a comparison of the undiscounted future cash flows over each component’s remaining estimated useful life with the carrying value of each library component. If the undiscounted future cash flows are equal to or greater than the carrying value of such component, no impairment is recorded. If undiscounted future cash flows are less than the carrying value of any component, the forecast of future cash flows related to such component is discounted to fair value and compared with such component’s carrying amount. The difference between the library component’s carrying amount and the discounted future value of the expected revenue stream is recorded as an impairment charge.
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
The Company did not have any impairment charges during the three years ended December 31, 2017.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE C-GOODWILL AND OTHER INTANGIBLES
At least annually on October 1st, and more frequently if warranted, the Company assesses it goodwill and indefinite lived intangible assets for impairment. No impairment losses were recorded for goodwill or indefinite lived intangible assets during the years ended December 31, 2017, 2016 and 2015. However, there can be no assurance that goodwill and indefinite lived intangibles will not be impaired at any time in the future.
Changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Balance at beginning of year	$182,012	$179,792
Translation adjustments	5,231	2,220
Balance at end of year	$187,243	$182,012
The following is a summary of the Company’s intangible assets other than goodwill (in thousands):

		December 31,
	Amortization Period	2017	2016
Amortized intangible assets:
Cost:
Customer relationships	10 years	$42,073	$41,419
Internally developed software	7 years	7,412	6,925
		49,485	48,344
Accumulated amortization:
Customer relationships		(42,073)	(40,901)
Internally developed software		(7,412)	(6,925)
		(49,485)	(47,826)
Net book value		—	518
Indefinite-lived intangible assets:
Trade names		900	900
Total intangible assets at net book value		$900	$1,418

The Company’s trade name assets were determined to have indefinite lives due to the length of time the trade names have been in place. The Company’s current intentions are to maintain the trade names indefinitely. All other intangible assets were amortized on a straight-line basis over their expected useful lives and as of December 31, 2017, were fully amortized.
Amortization expense for the Company’s intangible assets was $0.5 million during the year ended December 31, 2017 and $4.2 million during each of the years ended December 31, 2016 and 2015.
NOTE D-INCOME TAXES
The U.S. operations of the Company are included in the consolidated U.S. federal income tax return of Holdings. However, for financial reporting purposes, the Company's U.S. provision for income taxes has been computed on the basis that the Company files separate consolidated U.S. federal income tax returns with its subsidiaries.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Income Tax Expense (Benefit)
Income (loss) before income taxes for our U.S. and foreign operations was comprised of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S.	$(39,082)	$(25,221)	$(20,234)
Foreign	6,916	(2,599)	(9,851)
	$(32,166)	$(27,820)	$(30,085)

The provision (benefit) for income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$(4)
State	26	96	132
Foreign	2,917	465	65
	2,943	561	193
Deferred:
Federal	(2,357)	—	80,586
State	41	(53)	1,119
Foreign	(1,312)	(3,904)	(1,993)
	(3,628)	(3,957)	79,712
Tax provision (benefit):
Federal	(2,357)	—	80,582
State	67	43	1,251
Foreign	1,605	(3,439)	(1,928)
	$(685)	$(3,396)	$79,905
The differences between the U.S. federal income taxes computed at the statutory rate (35%) and the Company's income taxes for financial reporting purposes were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Statutory federal income tax	$(11,258)	$(9,737)	$(10,530)
Impact of U.S. tax reform	(2,366)	—	—
Change in unrecognized tax positions	(341)	(2,780)	422
State income tax, less federal benefit	50	9	(6)
Tax difference on foreign earnings	(562)	225	871
Change in foreign taxes	—	—	415
Change in valuation allowance	13,535	8,606	88,737
Tax credits	—	—	(346)
Non-deductible expenses	196	180	359
Other, net	61	101	(17)
Income tax provision (benefit)	$(685)	$(3,396)	$79,905
Under the accounting rules, companies are required to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation is enacted. The effects of the Tax Act on the Company as of December 31, 2017 included three major categories: (1) remeasurement of deferred taxes; (2) reassessment of the realizability of deferred tax assets; and (3) recognition of liabilities for taxes on mandatory deemed repatriation. As described further below,

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the Company recorded a total benefit to income taxes of $2.4 million in the year ended December 31, 2017. As the Company does not have all the necessary information to analyze all income tax effects of the Tax Act, this is a provisional amount which it believes represents a reasonable estimate of the accounting implications of this tax reform. The Company will continue to evaluate the Tax Act and adjust the provisional amounts as additional information is obtained. The ultimate impact of tax reform may differ from the provisional amounts due to changes in the Company’s interpretation and assumptions, as well as additional regulatory guidance that may be issued. The Company expects to complete its detailed analysis no later than the fourth quarter of 2018. Below is a brief description of each of the three categories of effects from U.S. tax reform and its impact on the Company.
Remeasurement of deferred taxes. Under the Tax Act, the U.S. corporate income tax rate was reduced from 35% to 21%. Accordingly, the Company remeasured its U.S. net deferred tax assets as of December 31, 2017 to a 21% rate resulting in a tax expense of $38.4 million. At the same time, we remeasured the valuation allowance recorded against our net deferred tax assets and recorded a tax benefit in an equal amount. Therefore, the net impact to tax expense was zero.
Reassessment of the realizability of deferred tax assets. The Tax Act eliminated the corporate alternative minimum tax (AMT) and allows for a refund of unutilized AMT credits. Prior to the Tax Act, the Company had an AMT credit of $2.5 million that had a full valuation allowance recorded against it. As a result of the Tax Act, the realizability of $2.4 million of the AMT credit is now assured and was recorded as a tax benefit as of December 31, 2017. The offset for this amount is recorded in notes and other receivables in the Consolidated Balance Sheet.
Liability for taxes due on mandatory deemed repatriation. Under the Tax Act, a company’s foreign earnings accumulated under the legacy tax laws are deemed to be repatriated into the United States. However, at December 31, 2017, the cumulative net earnings and profits associated with the Company’s foreign subsidiaries was a net loss; therefore, no tax expense was required to be recorded.
During 2016, Seitel Canada Ltd., a wholly-owned subsidiary of the Company (“Seitel Canada”), settled its outstanding appeal with Canada Revenue Agency related to certain royalty payments made to the Company’s U.S. entities for years 2003 to 2007 and a domestic audit for years 2011 to 2013. As a result of these settlements, the Company recorded a tax benefit of $2.3 million for the year ended December 31, 2016. The Company also recognized a $0.3 million and $0.4 million tax benefit for the years ended December 31, 2017 and 2016, respectively, due to the lapse in statute of limitations on previous uncertain tax positions.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred Tax Asset/Liability
The components of the net deferred income tax asset (liability) reflected in the Company's consolidated balance sheets at December 31, 2017 and 2016 were as follows (in thousands):

	Deferred Tax Assets (Liabilities)
	December 31,
	2017	2016
Deferred tax assets:
Depreciation and amortization	$7,354	$10,210
Deferred revenue	1,808	2,115
Net operating loss carryforwards	50,353	74,656
Alternative minimum tax credit carryforward	167	2,523
Accrued expenses and other	2,328	7,891
Total deferred tax assets	62,010	97,395
Deferred tax liabilities:
Depreciation and amortization	(1,785)	(3,315)
Intangible assets	(189)	(487)
Deferred expenses and other	(129)	(138)
Total deferred tax liabilities	(2,103)	(3,940)
Valuation allowance:
Beginning balance	(95,412)	(88,737)
Decrease (increase) during the period	34,349	(6,675)
Total valuation allowance	(61,063)	(95,412)
Net deferred tax liability	$(1,156)	$(1,957)
Deferred income taxes have been classified in the consolidated balance sheet as:
Deferred income tax asset	$203	$257
Deferred income tax liability	(1,359)	(2,214)
Net deferred income tax liability	$(1,156)	$(1,957)
During 2017, the Company’s valuation allowance provided against its U.S. net deferred tax assets decreased by $34.3 million primarily due to (i) remeasurement of the Company’s net deferred tax assets due to the Tax Act resulting in a decrease in the valuation allowance of $38.4 million; (ii) reassessment of the realizability of its AMT credit due to the Tax Act resulting in a decrease in the valuation allowance of $2.4 million; (iii) an additional valuation allowance of $13.0 million primarily due to U.S. net operating losses generated in 2017; (iv) an adjustment of $4.8 million to reduce the valuation allowance as a result of the expiration and forfeiture of stock options in 2017; and (v) decrease in the valuation allowance of $1.7 million related to a U.S. deferred tax asset associated with uncertain tax positions that were adjusted due to a lapse in the statute of limitations and the Tax Act. At December 31, 2017, the Company continues to provide a full valuation allowance against its U.S. federal tax assets and the majority of its state net deferred tax assets. The most significant piece of negative evidence considered in making this assessment was the pretax book losses for the years ended December 31, 2015, 2016 and 2017 which resulted in a cumulative pretax book loss as of December 31, 2017. Available positive evidence considered did not outweigh this negative evidence as of December 31, 2017. However, the amount of the deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present. During 2016, the Company’s valuation allowance increased by $8.6 million primarily due to U.S. net operating losses generated in 2016 partially offset by a $2.0 million decrease in the valuation allowance related to a U.S. deferred tax asset associated with uncertain tax positions that were adjusted due to the settlement with Canada Revenue Agency by Seitel Canada.
As of December 31, 2017, the Company has a U.S. federal net operating loss (NOL) carryforward of approximately $228.5 million which can be used to offset U.S. income taxes payable in future years. This U.S. NOL carryforward will expire in periods beginning 2027 through 2037. As of December 31, 2017, the Company has an AMT credit carryforward of approximately $0.2 million which can be used to offset regular U.S. federal income taxes payable in future years and which has

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

an indefinite carryforward period. As of December 31, 2017, the Company has a Colorado state NOL carryforward of approximately $5.4 million which can be used to offset Colorado state income taxes payable in future years. This state NOL carryforward will expire in periods beginning 2028 through 2037.
Uncertain Tax Positions
The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. A reconciliation of the beginning and ending gross unrecognized tax benefits was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$493	$4,618	$5,274
Additions (reductions) based on prior year tax positions	—	(2,156)	197
Reductions related to settlements with taxing authorities	—	(1,783)	—
Reductions as a result of a lapse of statute of limitations	(250)	(449)	—
Foreign currency translation	36	263	(853)
Balance at end of year	$279	$493	$4,618
As of December 31, 2017, the total $0.3 million of unrecognized tax benefits would impact the effective income tax rate, if recognized in future periods.
Uncertain tax positions are reflected as income tax assets and liabilities. Income tax-related interest and penalty expenses are recorded as a component of income tax expense. As of December 31, 2017, we had $0.1 million of accrued interest and no accrued penalties. As of December 31, 2016, we had $0.4 million of accrued interest and no accrued penalties. Income tax expense (benefit) for each of the years ended December 31, 2017 and 2016 included a $0.1 million benefit related to interest on unrecognized tax benefits whereas the year ended December 31, 2015 included a $0.5 million expense related to interest on unrecognized tax benefits.
With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2014, 2014 and 2010, respectively.

NOTE E-DEBT
The following is a summary of the Company’s debt (in thousands):

	December 31,
	2017	2016
9½% Senior Notes	$250,000	$250,000
Less: unamortized debt issuance costs	(1,858)	(3,143)
	$248,142	$246,857
9½% Senior Unsecured Notes: On March 20, 2013, the Company issued, in a private placement, $250.0 million aggregate principal amount of 9½% senior notes due 2019 (the “9½% Senior Notes”). As required by their terms, the 9½% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in August 2013. The 9½% Senior Notes mature on April 15, 2019. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. On both December 31, 2017 and 2016, accrued interest totaled $5.0 million and was included in accrued liabilities on the consolidated balance sheet. The 9½% Senior Notes are unsecured and are jointly and severally guaranteed by substantially all of the Company's significant 100% owned U.S. subsidiaries on a senior basis. The 9½% Senior Notes contain restrictive covenants which limit the Company's ability to, among other things, incur additional indebtedness, incur liens, pay dividends and make other restricted payments, engage in transactions with affiliates, and complete mergers, acquisitions and sales of assets.
Upon a change of control (as defined in the indenture), each holder of the 9½% Senior Notes will have the right to require the Company to offer to purchase all of such holder’s notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.
Aggregate Maturities: The aggregate maturities of the Company’s debt are $250.0 million in 2019.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE F-LEASE OBLIGATIONS
Assets recorded under capital lease obligations of $3.0 million and $2.8 million at December 31, 2017 and 2016, respectively, are included in property and equipment. Accumulated depreciation related to such assets was $2.1 million and $1.8 million at December 31, 2017 and 2016, respectively. Depreciation on the assets recorded under capital leases is included in depreciation expense.
The Company leases office space under operating leases, some of which include renewal options. Rental expense for each of the years ended December 31, 2017 and 2016 was approximately $1.1 million. Rental expense for the year ended December 31, 2015 was approximately $1.3 million.
Future minimum lease payments for the five years subsequent to December 31, 2017, thereafter and in the aggregate are as follows (in thousands):

	Capital Leases	Operating Leases
2018	$361	$622
2019	361	573
2020	361	265
2021	360	202
2022	120	185
Thereafter	—	—
Total minimum lease payments	1,563	$1,847
Less amount representing interest	(200)
Present value of net minimum lease payments	$1,363
Capital leases are comprised of a sale leaseback agreement entered into by Seitel Canada in 2002 on a building and land located in Calgary, Alberta, Canada. The term of the lease is 20 years with remaining annual lease payments of $452,340 (Canadian dollars) until April 2022.

NOTE G-COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2017, the Company has recorded the estimated amount of potential exposure it may have with respect to litigation and claims. Such amounts are not material to the financial statements.
NOTE H-STOCK-BASED COMPENSATION
The Company maintains various stock-based compensation plans administered by the board of directors of Holdings, the Company's parent, for the benefit of the Company's key employees and non-employee directors as discussed below.
Total stock-based compensation cost recognized and included in selling, general and administrative expenses was $10,000, $0.1 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company did not recognize any tax benefits in the income statement related to stock-based compensation for the three years ended December 31, 2017.
Restricted Stock Units
In April 2008, Holdings adopted the 2008 Restricted Stock and Restricted Stock Unit Plan which is designed to provide incentives to present and future employees of the Company through the grant of restricted stock and restricted stock unit awards. The 2008 Restricted Stock and Restricted Stock Unit Plan authorizes the issuance of up to 25,000 shares of Holdings’ common stock pursuant to such grants. The restricted stock units (“RSUs”) are convertible into common shares of Holdings upon one of the following events: termination of employment, death, disability or upon a change in control of the Company. During the years ended December 31, 2017 and 2015, no RSUs were converted into shares of Holdings. During 2016, 71 RSUs were converted into shares of Holdings. As of December 31, 2017, 1,574 fully vested RSUs with a grant date fair value of $258.00 per share were outstanding. A total of 22,659 restricted shares were available for grant at December 31, 2017.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Options
2007 Non-Qualified Stock Option Plan
In February 2007, Holdings adopted the 2007 Non-Qualified Stock Option Plan (the “2007 Option Plan”) in order to provide an equity component to management compensation following the Merger. The board of directors of Holdings were authorized to issue options to purchase up to 105,200 shares of Holdings’ common stock. The term of the 2007 Option Plan was 10 years; therefore, as of December 31, 2017, no additional options can be granted as the term has expired.
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
The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. For the portion of the options that vest only based upon a service condition, the Company recognizes compensation expense using graded vesting over the requisite service period. For the options containing market and performance conditions, the Company defers all stock-based compensation until the consummation of the performance condition. The options expire 10 years after the date of grant. Upon exercise of the options, shares will be issued from authorized but unissued shares of Holdings. A total of 16,305 shares of Holdings common stock were available for grant under the 2012 Stock Option Plan at December 31, 2017.
No options were granted in 2017, 2016 or 2015.
The following table summarizes stock option activity during the years ended December 31, 2017, 2016 and 2015 (shares in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	114	$217.24	130	$218.46	130	$218.46
Forfeited	(8)	$200.95	(16)	$227.19	—	$—
Expired	(62)	$193.13	—	$—	—	$—
Outstanding at end of period (1)	44	$243.26	114	$217.24	130	$218.46
Options exercisable at end of period (2)	22	$228.81	85	$203.48	93	$202.48
Available for grant at end of period	16		26		10

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(1)	Stock options outstanding at December 31, 2017 have a weighted average remaining contractual term of 3.7 years and there is no intrinsic value.

(2)	Exercisable stock options at December 31, 2017 have a weighted average remaining contractual term of 3.1 years and there is no intrinsic value.
The total grant date fair value of options that vested during the year ended December 31, 2017 was $0.3 million. The total grant date fair value of options that vested during each of the years ended December 31, 2016 and 2015 was $0.6 million. As of December 31, 2017, the total future compensation cost related to non-vested options not yet recognized in the consolidated statements of operations was $1.8 million, of which all but $4,000 is attributable to vesting upon contingent events. The Company did not receive cash from option exercises during the three years ended December 31, 2017.
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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At December 31, 2017:
Cash equivalents	$70,298	$70,298	$—	$—
At December 31, 2016:
Cash equivalents	$55,674	$55,674	$—	$—

The Company had no transfers of assets between any of the above levels during the years ended December 31, 2017 or 2016.
Cash equivalents include treasury bills and money market funds that invest in United States government obligations and Canadian investment accounts, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturities.
Other Financial Instruments:
At December 31, 2017, the carrying value of the Company's debt was $248.1 million, net of $1.9 million of unamortized debt issuance costs. At December 31, 2016, the carrying value was $246.9 million, net of $3.1 million of unamortized debt issuance costs. The estimated fair value of the debt was approximately $250.3 million at December 31, 2017 and $232.6 million at December 31, 2016. The fair value of the Company's senior notes is based on quoted market prices (Level 1 inputs).
NOTE J-RELATED PARTY TRANSACTIONS
Holdings does not maintain a cash account. Consequently, the Company makes payments, as needed, on Holdings’ behalf for corporate expenditures such as taxes and share repurchases for employees that have left the Company and who held equity instruments in Holdings. The Company receives payments on the outstanding balance only when Holdings receives cash from stock issuances. The Company made payments on behalf of Holdings of approximately $14,000, $21,000 and $13,000 during the years ended December 31, 2017, 2016 and 2015, respectively. The balance due from Holdings as of December 31, 2017 and 2016 was $1.2 million.
The Company owns 20% of Wandoo Energy LLC (“Wandoo”), a privately owned oil and gas prospecting company. The Company’s Chief Executive Officer and President serves as the Company’s representative on the board of directors of Wandoo. The Company received no cash dividends from Wandoo during the years ended December 31, 2017 and 2015 and received $10,000 in 2016.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE K-STATEMENT OF CASH FLOW INFORMATION
Cash and cash equivalents at December 31, 2017 and 2016 included $0.6 million and $0.5 million, respectively of restricted cash related to collateral on seismic operations bonds.
For purposes of the statement of cash flows, the Company considers all highly liquid investments or debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains its day-to-day operating cash and temporary excess cash with various banking institutions that, in turn, invest in time deposits and U.S. Treasury bills.
Income taxes paid during 2017, 2016 and 2015 were $0.8 million, $1.5 million and $0.3 million, respectively. In 2016 and 2015, the Company received income tax refunds of $5.1 million, and $1.0 million, respectively.
The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Non-monetary exchanges related to resale licensing	$2,075	$1,840	$9,300
Non-monetary exchanges from underwriting of new data acquisition	—	408	—
Adjustment to prior year non-monetary exchanges	(11)	—	(2)
Non-monetary exchanges related to data processing and reproduction services	—	392	13
Total non-cash additions to seismic data library	$2,064	$2,640	$9,311

Non-cash revenue consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Acquisition revenue on underwriting from non-monetary exchange contracts	$279	$129	$168
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	1,250	3,179	6,747
Solutions and other revenue recognized from non-monetary exchange contracts	91	—	13
Total non-cash revenue	$1,620	$3,308	$6,928

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE L-INDUSTRY SEGMENTS
The Company operates in one business segment, which consists of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services.
Geographic information for the periods presented was as follows (in thousands):

	United States	Canada	Mexico	Total
Year Ended December 31, 2017
Revenue	$63,782	$25,456	$1,012	$90,250
Assets (1)	61,690	13,597	854	76,141
Year Ended December 31, 2016
Revenue	$75,353	$17,790	$1,403	$94,546
Assets (1)	99,339	18,028	264	117,631
Year Ended December 31, 2015
Revenue	$74,592	$25,660	$—	$100,252
Assets (1)	132,264	31,586	116	163,966

(1)Assets include net seismic data library and net property and equipment.
The Company's revenues may be divided into two major categories: (i) acquisition and licensing of seismic data and (ii) reproduction and delivery of seismic data and other services. Revenue by type of service for the periods presented was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Acquisition and licensing of seismic data	$88,158	$92,454	$97,938
Reproduction and delivery of seismic data and other services	2,092	2,092	2,314
Total revenue	$90,250	$94,546	$100,252

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
The following consolidating condensed financial information presents the consolidating condensed balance sheets as of December 31, 2017 and December 31, 2016, and the consolidating condensed statements of operations, statements of

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

comprehensive income (loss) and statements of cash flows for the years ended December 31, 2017, 2016 and 2015 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for under the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$43,380	$27,201	$—	$70,581
Receivables
Trade, net	—	19,183	4,147	—	23,330
Notes and other	2,357	151	109	—	2,617
Due from Seitel Holdings, Inc.	—	1,191	—	—	1,191
Intercompany receivables (payables)	(75,641)	73,244	2,397	—	—
Investment in subsidiaries	411,423	425,736	702	(837,861)	—
Net seismic data library	—	57,703	16,839	—	74,542
Net property and equipment	—	593	1,006	—	1,599
Prepaid expenses, deferred charges and other	31	1,164	647	—	1,842
Intangible assets, net	900	—	—	—	900
Goodwill	—	107,688	79,555	—	187,243
Deferred income taxes	—	51	152	—	203
TOTAL ASSETS	$339,070	$730,084	$132,755	$(837,861)	$364,048
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$5,007	$9,421	$5,770	$—	$20,198
Income taxes payable	—	12	2,765	—	2,777
Senior Notes	248,142	—	—	—	248,142
Obligations under capital leases	—	—	1,363	—	1,363
Deferred revenue	—	11,568	1,527	—	13,095
Deferred income taxes	—	—	1,359	—	1,359
TOTAL LIABILITIES	253,149	21,001	12,784	—	286,934
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,592	—	—	—	400,592
Parent investment	—	764,105	156,782	(920,887)	—
Retained deficit	(314,671)	(55,022)	(27,652)	82,674	(314,671)
Accumulated other comprehensive loss	—	—	(9,159)	352	(8,807)
TOTAL STOCKHOLDER’S EQUITY	85,921	709,083	119,971	(837,861)	77,114
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$339,070	$730,084	$132,755	$(837,861)	$364,048

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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$62,231	$29,856	$(1,837)	$90,250
EXPENSES:
Depreciation and amortization	—	59,263	18,244	(25)	77,482
Cost of sales	—	639	6	(549)	96
Selling, general and administrative	595	16,232	4,752	(1,288)	20,291
	595	76,134	23,002	(1,862)	97,869
INCOME (LOSS) FROM OPERATIONS	(595)	(13,903)	6,854	25	(7,619)
Interest income (expense), net	(24,166)	(599)	113	—	(24,652)
Foreign currency exchange gains (losses)	—	(1)	9	—	8
Other income	—	—	97	—	97
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(24,761)	(14,503)	7,073	25	(32,166)
Provision (benefit) for income taxes	(2,357)	67	1,605	—	(685)
Equity in income (loss) of subsidiaries	(9,077)	5,468	—	3,609	—
NET INCOME (LOSS)	$(31,481)	$(9,102)	$5,468	$3,634	$(31,481)

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$(31,481)	$(9,102)	$5,468	$3,634	$(31,481)
Foreign currency translation adjustments	—	—	7,415	111	7,526
Comprehensive income (loss)	$(31,481)	$(9,102)	$12,883	$3,745	$(23,955)

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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(24,355)	$38,037	$26,672	$—	$40,354
Cash flows from investing activities:
Cash invested in seismic data	—	(17,835)	(8,335)	—	(26,170)
Cash paid to acquire property and equipment	—	(423)	(111)	—	(534)
Cash from sale of seismic data and property and equipment	—	—	182	—	182
Advances to Seitel Holdings, Inc.	—	(14)	—	—	(14)
Net cash used in investing activities	—	(18,272)	(8,264)	—	(26,536)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(244)	—	(244)
Intercompany transfers	24,355	(24,355)	—	—	—
Net cash provided by (used in) financing activities	24,355	(24,355)	(244)	—	(244)
Effect of exchange rate changes	—	(1)	1,011	—	1,010
Net increase (decrease) in cash and cash equivalents	—	(4,591)	19,175	—	14,584
Cash and cash equivalents at beginning of period	—	47,971	8,026	—	55,997
Cash and cash equivalents at end of period	$—	$43,380	$27,201	$—	$70,581

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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE N-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2017 and 2016:

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2017
Revenue	$20,595	$23,700	$24,013	$21,942
Operating income (loss)	(7,324)	(3,307)	1,219	1,793
Net loss	(13,379)	(9,636)	(6,344)	(2,122)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2016
Revenue	$11,950	$24,340	$23,255	$35,001
Operating income (loss)	(9,132)	(5,144)	(1,086)	10,635
Net income (loss)	(13,864)	(9,235)	(5,443)	4,118

Report of Independent Registered Public Accounting
Firm on Financial Statement Schedule

To the Stockholder, Board of Directors and Audit Committee
Seitel, Inc.
Houston, Texas

In connection with our audits of the consolidated financial statements of Seitel, Inc. and Subsidiaries (the “Company”) for each of the three years in the period ended December 31, 2017, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic consolidated financial statements. The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and is not a required part of the consolidated financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP
We have served as the Company’s auditor since 2004.

Houston, Texas
February 15, 2018

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2017, 2016 and 2015
(Amounts in thousands)

	Balance at beginning of period	Charged (Credited) to expense	Deductions from reserves	Balance at end of period
Year ended December 31, 2017:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$223	$—	$(47)	$176
Valuation allowance on deferred tax asset	95,412	(27,808)	(6,541)	61,063
Total	$95,635	$(27,808)	$(6,588)	$61,239

Year ended December 31, 2016:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$267	$(20)	$(24)	$223
Valuation allowance on deferred tax asset	88,737	8,641	(1,966)	95,412
Total	$89,004	$8,621	$(1,990)	$95,635

Year ended December 31, 2015:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$268	$4	$(5)	$267
Valuation allowance on deferred tax asset	—	88,737	—	88,737
Total	$268	$88,741	$(5)	$89,004