Form 10-K/A
period 2017-12-31
SEITEL INC
filed 2018-03-29
CIK 750813

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
Yes  ☐    No  ☒

The equity interests in the registrant are not held publicly. On March 26, 2018 there were a total of 100 shares of common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of Seitel, Inc. (“Seitel” or the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on February 16, 2018 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to file Part III (Items 10 through 14) information. This Amendment No. 1 speaks as of the filing date of the Original Filing, does not reflect events which may have occurred since the filing date of the Original Filing, and does not amend or modify any disclosure made in the Original Filing except to incorporate Part III, Items 10 through 14. This additional disclosure does not revise or alter the Company’s financial statements and any forward-looking statements contained in the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications by our principal executive officer and principal financial officer, which are being filed or furnished as exhibits to this Amendment No. 1.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age as of March 26, 2018, and position of each of our executive officers and directors of our company.

Name	Age	Position
Robert D. Monson	62	President, Chief Executive Officer and Director
Marcia H. Kendrick	57	Chief Financial Officer, Executive Vice President, Secretary and Treasurer
Richard C. Kelvin	52	Chief Technology Officer, Senior Vice President and President of Seitel Canada Ltd.
Randall A. Sides	51	President of Seitel Data, Ltd.
Kevin P. Callaghan	65	Senior Advisor to the Chief Executive Officer and Director
Alexander L. Baum	32	Director
Allison A. Bennington	54	Director
Ryan M. Birtwell	35	Chairman of the Board of Directors
Dalton J. Boutte	63	Director
Kyle N. Cruz	42	Director
Jay H. Golding	72	Director
John E. Jackson	59	Director
Ash Upadhyaya	39	Director

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

Alexander L. Baum has been one of our directors and one of Holdings’ directors since October 2017. He is a Vice President at ValueAct Capital Management, L.P. (“ValueAct Capital Management”), the investment manager of ValueAct Capital Master Fund, L.P. (“ValueAct Capital”) and focuses on investments in the technology sector. Prior to joining ValueAct Capital Management in 2012, Mr. Baum helped to lead a physics research collaboration between Pomona College, University of Oklahoma, and Gottfried-Wilhelm-Leibniz-Universität. Mr. Baum’s qualifications to serve on our Board include his background in advising portfolio companies of ValueAct Capital.

Allison A. Bennington has been one of our directors since January 2010 and one of Holdings’ directors since May 2011. She is the General Counsel and a Partner of ValueAct Capital Management. Prior to joining ValueAct Capital Management in May 2004, Ms. Bennington was the General Counsel of Atriax, Ltd. (“Atriax”), a joint venture of Deutsche Bank, J.P. Morgan Chase, Citibank and Reuters. Prior to joining Atriax, Ms. Bennington was a Managing Director of Robertson Stephens, a full-service investment bank, where she ran the Legal Department. She was previously a Partner in the London office of Brobeck Hale and Dorr International. Ms. Bennington is a Member of the SEC’s Investor Advisory Committee. She is also on the Steering Committee of the Investor Stewardship Group and on the Advisory Board of the Institute for Corporate Governance and Finance at NYU Law. She is a former member of the Advisory Board of the Program for Corporate Governance at Harvard Law School. Ms. Bennington also serves on the Advisory Board of the Berkeley Center for Law and Business at UC Berkeley School of Law. Ms. Bennington’s qualifications to serve on our Board include her extensive background in legal, compliance, corporate governance and government relations matters.

Ryan M. Birtwell, CFA, has been one of our directors since January 2010 and Chairman of the Board since January 2017. Mr. Birtwell has also served on the board of Holdings since May 2011. He has been Senior Vice President of Lucas Systems, Inc. since October 2017 and was previously a Partner at ValueAct Capital Management, where he worked from June 2004 to September 2017. Mr. Birtwell is a former director of KAR Auction Services, Inc. Mr. Birtwell’s qualifications to serve on our Board include his extensive experience in the financial services industry, together with his background in advising portfolio companies of ValueAct Capital.

Dalton J. Boutte has been one of our directors and one of Holdings’ directors since July 2011. Mr. Boutte retired from Schlumberger in February 2013 after 32 years of service. Most recently, he was Executive Vice President from 2004 to 2010, and President of WesternGeco, Schlumberger’s seismic data services subsidiary, from 2003 to 2009. Prior to this, he was worldwide Vice President of Operations for Schlumberger’s Oilfield Services from 2001 to 2003 and President of Europe/Africa/CIS from 2000 to 2001. He currently serves on the board of Quintana Energy Services and previously served on the board of Qinterra AS. Mr. Boutte’s qualifications to serve on our Board include his extensive and varied experience in the seismic industry.

Kyle N. Cruz has been one of our directors and one of Holdings’ directors since May 2011. Mr. Cruz joined Centerbridge Partners, L.P. (“Centerbridge Partners”) in 2007. He is Senior Managing Director and focuses on investments in the industrials and energy sectors. Prior to joining Centerbridge Partners, he was a Vice President at Diamond Castle Holdings, a private equity firm founded by former senior professionals of DLJ Merchant Banking (“DLJMB”). Previously, he worked as an Associate at DLJMB and J.W. Childs Associates, a Boston-based private equity firm. Mr. Cruz began his career as an Analyst in the Mergers & Acquisitions department of Goldman Sachs. He serves as Chairman of the Board of Directors of Wastequip LLC (and affiliated entities) and also serves on the Boards of Directors of Boart Longyear, Industrial Container Services, Penhall Holding Company (and affiliated entities) and Stallion Oilfield Services Holdings, Inc. Mr. Cruz’s qualifications to serve on our Board include his experience as a director of other companies, his advisory experience with Centerbridge Partners’ investments as well as his extensive financial services industry experience generally.

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

Ash Upadhyaya has been one of our directors and one of Holdings’ directors since June 2017. He joined Centerbridge Partners in May 2017 as a Managing Director with a focus on investments in the energy sector. Prior to joining Centerbridge Partners, Mr. Upadhyaya was a Director of Energy and Infrastructure at KKR & Co. L.P. (“KKR”), a global investment firm, serving in that role since January 2013, and prior to that as a Principal since joining KKR in 2011. He previously served on the Board of Directors of Joulon Holdings, Mandala Energy and Samson Resources Corporation. Mr. Upadhyaya’s qualifications to serve on our Board include his experience as a director of other companies, his extensive experience in the financial services industry and his advisory experience with Centerbridge Partners’ investments.

Board Composition

Our Board is composed of ten directors. Each director serves for annual terms until his or her successor is elected and qualified. We do not have a standing nominating committee, as decisions related to the composition of the Board are made pursuant to the terms of the Securities Holders Agreement described under “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.” Due to this, and due to the fact that we are a wholly-owned subsidiary of Holdings, there is no need for policies or procedures regarding the recommendations of security holders for nominees to the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and 10% beneficial owners are not subject to Section 16(a) of the Exchange Act as we did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act during the year ended December 31, 2017.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer and principal financial officer or any person performing similar functions (the “Code of Ethics”). The Code of Ethics is available under “Corporate Governance” on our “Investor Relations” section of our website at www.seitel.com. If we ever were to amend or waive any provision of the Code of Ethics, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our website set forth above rather than by filing a Form 8-K.

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

The principal objectives of our compensation program are to provide an overall compensation package that will attract and retain the most highly qualified executives and provide incentives to create value for our stockholders. In 2017, the total compensation program for our executive officers consisted of three primary components: base salary, annual cash incentive bonuses and personal benefits. We also implemented a retention bonus program in 2017 which will have a considerable impact on compensation packages in the year of payment should applicable executives remain employed throughout the retention period. While accounting treatment is considered when structuring the components of our compensation program, these considerations are secondary to the overall objectives of the compensation program described above.

The Committee does not engage in benchmarking or conduct peer group comparisons or studies in approving the compensation of our executive officers. In addition, the Committee did not engage a compensation consultant during 2017 to assist in determining appropriate levels of compensation. Instead, the type and amount of compensation paid to our executive officers is determined based on the extensive industry experience of the members of the Committee, with the goal of setting compensation at levels that are sufficient to attract and retain the most highly qualified executives who will help create shareholder value. In determining appropriate levels of compensation, the Committee may consider overall past compensation and incentives. Furthermore, the Committee does not target a specified percentage of compensation as short-term or long-term compensation, or cash or equity-based compensation.

The disclosure that follows relates to the compensation for those executives that are “named executive officers” as defined by the SEC, including our Chief Executive Officer, our Chief Financial Officer and our three highest compensated individuals serving as executive officers at the end of 2017 other than our Chief Executive Officer and Chief Financial Officer. For 2017, we only had two individuals serving as executive officers in addition to our Chief Executive Officer and Chief Financial Officer.

Our named executive officers for the 2017 year are as follows:

•	Robert D. Monson, President and Chief Executive Officer

•	Marcia H. Kendrick, Chief Financial Officer, Executive Vice President, Secretary and Treasurer

•	Richard C. Kelvin, Chief Technology Officer, Senior Vice President and President Seitel Canada Ltd.

•	Randall A. Sides, President Seitel Data, Ltd.

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

Compensation Elements

As described above, during 2017, the compensation of our named executive officers consisted of three primary elements: base salary, annual cash incentive bonuses and personal benefits. Each of these elements of compensation is described in detail below. Unless otherwise noted, the 2017 base salaries and bonus opportunities for the named executive officers were determined pursuant to the terms of their employment agreements with the Company.

Base Salaries

We believe that base salaries for named executive officers should adequately compensate them for their day-to-day work for us and should be set at levels that allow us to compete for, and retain, top executive talent. During 2017, the base salaries for the named executive officers were determined in accordance with the terms of their employment agreements, which allows for increases by the Board or the Committee when appropriate. The Committee continues to evaluate our named executive officers’ base salaries to ensure that they are competitive and that we are able to attract and retain talented executives. The base salaries of the named executive officers have been maintained at the levels in effect at December 31, 2016 due to the reduced level of activity in the energy industry. In addition, the Committee did not increase the base salaries of any of our named executive officers with respect to the 2018 year.

Annual Bonuses

We pay cash bonuses to our named executive officers pursuant to the terms and conditions of an annual incentive plan approved by the Committee. Under this plan, company-wide financial performance goals are pre-established and a named executive officer’s bonus is based on our performance in relation to these pre-established goals. Bonuses are based on a percentage of the executive’s base salary. If the target financial performance goal is achieved, the executive is entitled to a “target bonus.” If the maximum financial performance goal is achieved or exceeded, the executive is eligible to earn the “maximum bonus.” If we exceed our threshold financial performance goal but do not achieve the target level, the named executive officer is eligible to earn a bonus anywhere from $1.00 up to the target bonus amount based on interpolation as described below. The percentages of base salary payable to each named executive officer with respect to 2017 performance under the “threshold bonus,” the “target bonus” and the “maximum bonus” are set forth in the table below.

	Threshold	Target	Maximum
Name	Bonus %	Bonus %	Bonus %
Robert D. Monson	0%	100%	158%
Marcia H. Kendrick	0%	70%	110%
Richard C. Kelvin	0%	70%	110%
Randall A. Sides	0%	70%	110%

For 2017, the Committee determined that the annual bonus for each of the named executive officers would be based on Cash EBITDA as defined and calculated under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Performance Measures, Cash EBITDA” in our Annual Report on Form 10-K for the year ended December 31, 2017 before consideration of any 2017 bonus expense (“Cash EBITDA before bonus”); additional information regarding the calculation of Cash EBITDA before bonus may also be found within this document under the heading of “Reconciliation of Non-GAAP to GAAP Financial Measures” below. The Committee determined that Cash EBITDA before bonus was an appropriate performance goal because it reflects the level of cash generated by the Company available for debt service and growing the business.

In determining the financial performance levels under the annual incentive plan, the Committee established a threshold, target and maximum level of performance for the performance goal. Where the level achieved under the performance goal falls between the threshold level and target or target and maximum level, the bonus is determined by interpolation (specifically, if performance exceeds target but is less than maximum, the bonus equals the target bonus, plus the product of (i) the difference between the maximum bonus and the target bonus and (ii) a fraction, the numerator of which equals the excess of actual performance over target performance and the denominator of which equals the excess of the maximum performance goal over the target performance goal). No bonuses are payable with respect to the performance goal if the level of performance attained is below the threshold level. The chart below contains the threshold, target and maximum performance goals established by the Committee for 2017 under our annual incentive plan for the performance measure (in thousands):

Performance Measure	Threshold	Target	Maximum
Cash EBITDA before bonus	$31,000	$53,500	$75,300

During 2017, the Company achieved Cash EBITDA before bonus of $44.0 million. Accordingly, each of the named executive officers received 2017 bonuses as set forth in the “Summary Compensation Table” in the column entitled “Non-Equity Incentive Plan Compensation”. The bonuses for fiscal year 2017 were paid in February 2018.

Equity-Based Compensation

Holdings, our parent company, maintains the Seitel Holdings, Inc. Amended and Restated 2008 Restricted Stock and Restricted Stock Units Plan (the “Holdings Restricted Stock Plan”) and the Seitel Holdings, Inc. 2012 Non-Qualified Stock Option Plan (the “Holdings 2012 Stock Option Plan”). Pursuant to the terms of these plans, our key employees and non-employee directors are eligible to receive awards of stock options, restricted stock and restricted stock units. No equity-based awards were granted to the named executive officers during 2017.

Other Benefits

For 2017, we provided named executive officers with personal benefits that we and the Committee believe to be reasonable and consistent with the goal of enabling us to attract and retain highly qualified employees for key positions. The Committee periodically reviews the levels of personal benefits provided to named executive officers.

All employees, including named executive officers, are eligible to participate in our health and welfare benefit programs and to participate in and receive employer matching contributions under our 401(k) plan in the U.S. or the Registered Retirement Savings Plan (“RRSP”) in Canada. Named executive officers were provided with company-paid life and supplemental disability insurance during the 2017 year. Mr. Kelvin also received “gross-ups” for the payment of Canadian taxes in order to equalize the impact of taxes associated with the portion of his compensation earned in Canada in 2017 serving as President of Seitel Canada Ltd.

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2017, are included in the “Summary Compensation Table below”.

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

Retention Bonuses

On January 13, 2017, the Committee approved the adoption of the Seitel, Inc. Executive Retention Bonus Program for Key Employees (the “Retention Bonus Plan”), effective beginning January 1, 2017. The Retention Bonus Plan is intended to ensure that the Company will continue to receive the full, undistracted attention and dedication of Messrs. Monson, Sides and Kelvin and Ms. Kendrick (each, a “Key Employee”), who are participants in the Retention Bonus Plan, and is in addition to the benefits provided in any Key Employee’s employment agreement with the Company.

The Retention Bonus Plan provides that:

•	Each Key Employee who continues as our employee until December 31, 2018 will receive a lump sum cash bonus (the “Retention Bonus”) payable within 30 days of such date; and

•
If a Key Employee is terminated without Cause or a Key Employee terminates employment with the Company for Good Reason (as such capitalized terms are defined in the respective employment agreement of each Key Employee), the Key Employee shall receive a pro-rata share of the Retention Bonus.

The respective amounts of the Retention Bonus for the Key Employees are as follows:

•	Mr. Monson - $1,087,040

•	Ms. Kendrick - $361,900

•	Mr. Kelvin - $352,000

•	Mr. Sides - $361,900

If a Key Employee is terminated for Cause or terminates employment with the Company without Good Reason before December 31, 2018, the Key Employee is not entitled to any payment under the Retention Bonus Plan.

IRS Limits on Deductibility

Our equity securities are not publicly held. Accordingly, Section 162(m) of the Internal Revenue Code, which limits the deductibility by publicly held corporations of certain compensation in excess of $1,000,000 paid to certain employees, has not applied to us and as a result, our compensation program has not been structured to comply with it. However, beginning with the 2018 calendar year, Section 162(m) of the Internal Revenue Code was modified. Such modifications include an expansion of the scope of entities that are considered “publicly held corporations” to encompass companies like us that are required to file reports with the SEC solely due to public debt. We are currently considering the impact of Section 162(m) of the Internal Revenue Code upon our compensation program, but as of the date of this filing, no material changes for 2018 have been implemented.

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

Ryan M. Birtwell
Kyle N. Cruz

Summary Compensation Table

The following table reflects amounts earned by our named executive officers for the 2017, 2016 and 2015 fiscal years, as applicable to each executive’s service with the Company.

			Non-Equity
			Incentive
			Plan	All Other
Name and			Compen-	Compen-
Principal Position	Year	Salary ($)	sation ($) (1)	sation ($) (2)	Total ($)
Robert D. Monson, President and Chief Executive Officer	2017	$688,000	$397,511	$26,710	$1,112,221
	2016	688,000	1,008,788	20,710	1,717,498
	2015	688,000	—	20,710	708,710

Marcia H. Kendrick, Chief Financial Officer and Executive Vice President	2017	329,000	133,062	24,689	486,751
	2016	329,000	336,093	18,689	683,782
	2015	329,000	—	17,609	346,609

Richard C. Kelvin, Chief Technology Officer, Senior Vice President and President Seitel Canada Ltd. (3)	2017	320,000	129,422	180,462	629,884
	2016	305,417	312,002	16,453	633,872

Randall A. Sides, President Seitel Data, Ltd.	2017	329,000	133,062	23,553	485,615
	2016	329,000	336,093	17,553	682,646
	2015	329,000	—	14,121	343,121

(1)	Represents the performance-based cash bonus earned pursuant to the annual incentive plan. Bonuses for performance in 2017 were paid in February 2018.

(2)
See the table below, titled “Details of All Other Compensation” for details regarding the amounts reported in this column and see the discussion of personal benefits in the Compensation Discussion and Analysis section above for an explanation of these benefits.

(3)	2016 was the first year that Mr. Kelvin was a named executive officer of the Company and information for 2015 is not required to be presented pursuant to the SEC’s disclosure rules.

Details of All Other Compensation

Amounts included in “All Other Compensation” in the table above include:

		Supplemental	401(k)	Gross-up
	Life Insurance	Disability	Matching	for Payment
Name	Premiums (1)	Premiums (2)	Contributions	of Taxes (3)
Robert D. Monson	$3,564	$5,146	$18,000	$—
Marcia H. Kendrick	2,322	4,367	18,000	—
Richard C. Kelvin	1,242	3,989	18,000	157,231
Randall A. Sides	1,242	4,311	18,000	—

(1)
The named executive officers were entitled to life insurance coverage which, when combined with the $50,000 of minimum coverage the Company provided to all U.S. employees, totaled $500,000. Accordingly, they had $450,000 in supplemental life insurance protection.

(2)
U.S. employees with an annual income in excess of $270,000 were eligible for supplemental individual disability insurance. Amounts in this column represent premiums associated with this benefit paid by the Company for each named executive officer.

(3)
Mr. Kelvin received “gross-ups” for the payment of Canadian taxes in order to equalize the impact of taxes associated with the portion of his compensation earned in Canada in 2017 serving as President of Seitel Canada Ltd.

Grants of Plan-Based Awards Table

The following table represents the threshold, target and maximum bonus award that each named executive officer was eligible to earn in 2017 under the annual incentive plan. No equity awards were granted to the named executive officers during the 2017 year.

	Estimated Future Payouts
	Under Non-Equity Incentive
	Plan Awards (1)
	Threshold	Target	Maximum
Name	($) (2)	($) (2)	($) (2)
Robert D. Monson	$0	$688,000	$1,087,040
Marcia H. Kendrick	0	230,300	361,900
Richard C. Kelvin	0	224,000	352,000
Randall A. Sides	0	230,300	361,900

(1)
The threshold, target and maximum amounts in these columns have been provided in accordance with Item 402(d) of Regulation S-K of the Exchange Act and show the range of potential payouts. The actual bonus amounts earned for 2017 are reflected in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation”.

(2)
Represents the range of payouts under the annual incentive plan as discussed in further detail in the “Compensation Discussion and Analysis”. The named executive officers’ target and maximum bonuses are a percentage of base salary as set forth in their respective employment agreements.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes certain information regarding option awards outstanding as of December 31, 2017 for each of the named executive officers.

				Equity
				Incentive Plan
				Awards:
	Number	Number		Number
	of Securities	of Securities		of Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unearned		Option	Option
	Options	Options		Unexercised		Exercise	Expiration
Name	(#) Exercisable	(#) Unexercisable		Options (#)		Price ($)	Date
Robert D. Monson	3,000	—		6,000	(1)	258.37	05/01/2022
Marcia H. Kendrick	5,250	—				193.13	05/03/2020
	1,500	—		3,000	(1)	258.37	05/01/2022
Richard C. Kelvin	733	—		1,467	(1)	258.37	05/01/2022
	750	250	(2)			229.84	08/01/2024
Randall A. Sides	1,500	—		3,000	(1)	258.37	05/01/2022

(1)
One-half of these options vest based on achieving the first level of shareholder return on investment (the “First Level Portion”) and one-half of these options vest based on achieving the second level of shareholder return on investment (the “Second Level Portion”). The First Level Portion will become vested based on ValueAct Capital and certain of its affiliates and Centerbridge Capital Partners II, L.P. and Centerbridge Capital Partners SBS II, L.P. (together with Centerbridge Capital Partners II, L.P. “Centerbridge”) realizing both (x) a 2x cash on cash (or equivalent) return on their investment in securities in Holdings (based on the value of such investment as of, and future investments made after, May 23, 2011) and (y) an internal rate of return with respect to their securities in Holdings since May 23, 2011 of at least 15%. If only one of ValueAct Capital and its affiliates or Centerbridge and its affiliates achieves their cash on cash and internal rate of return goals, then the First Level Portion will vest in a percentage equal to the ownership interest of the applicable investor as of May 23, 2011. The Second Level Portion vests in the same manner as the First Level Portion, except that the cash on cash and internal rate of return goals are 2.5x and 20%, respectively.

As a condition to vesting with respect to the First Level Portion and the Second Level Portion, continued employment is required on the date on which the vesting determination is made (which is generally any date on which there is an inflow or outflow of cash in respect of securities held by ValueAct Capital and certain of its affiliates or Centerbridge and certain of its affiliates). However, if the optionholder’s employment is terminated without cause, then a specified percentage of both the First Level Portion and the Second Level Portion will remain outstanding for six months following such termination and will be eligible to vest as if no termination of employment had occurred.

(2)	The unexercisable options are scheduled to vest and become exercisable on August 1, 2018.

Non-Qualified Deferred Compensation

We do not maintain a non-qualified deferred compensation plan. The amounts below relate to awards of restricted stock units that were designed with certain deferral features upon their grant in 2008.

	Aggregate	Aggregate
	Earnings in Last	Balance at Last
Name	Fiscal Year (1)	Fiscal Year End (1), (2)
Robert D. Monson	$(13,157)	$70,903
Marcia H. Kendrick	(3,294)	17,754
Richard C. Kelvin	(1,915)	10,319
Randall A. Sides	(3,953)	21,304

(1)
Aggregate earnings represents the change in fair value of the restricted stock units in fiscal year 2017. The amounts are not based upon a traded share price because the Company does not have publicly held equity. The amounts are based upon a share price calculated using an internal valuation model.

(2)
The following portion of the amounts described in the “Aggregate Balance at Last Fiscal Year End” column were reported in our Summary Compensation Table (2008) for the following named executive officers: Mr. Monson - $164,862, Ms. Kendrick - $41,280 and Mr. Sides - $49,536. The value of the restricted stock units granted to Mr. Kelvin in 2008 were $23,994 (first disclosed in 2016). These amounts reflect the grant date fair value of the awards as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

Holdings maintains the Holdings Restricted Stock Plan, pursuant to which it is authorized to grant restricted stock units to certain eligible individuals. In 2008, each of the named executive officers was granted a certain number of restricted stock units under the Holdings Restricted Stock Plan. The value of those restricted stock units as of December 31, 2017 is set forth in the table above.

A restricted stock unit is not an actual share of Holdings’ common stock, and thus does not confer any shareholder rights on its holder. Rather, a restricted stock unit represents the right to receive one share of Holdings’ common stock on the settlement date, which is generally the earlier of a termination of employment for any reason, including due to death or disability, or a change in control. Following a grantee’s termination of employment, all shares of Holdings’ common stock received in settlement of restricted stock units are subject to Holdings’ repurchase right. Until restricted stock units are settled, they are credited to a book-keeping account and track the value of Holdings’ common stock. In addition, each time a dividend is declared on Holdings’ common stock, the Committee may credit each outstanding restricted stock unit with dividend equivalents that are deemed to be reinvested in restricted stock units. As of December 31, 2017, Messrs. Monson, Kelvin and Sides and Ms. Kendrick were credited with 639, 93, 192 and 160 restricted stock units, respectively.

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

Potential Payments upon Termination of Employment or Change in Control

The Company has entered into employment agreements with each of its named executive officers. These employment agreements provide for certain payments upon termination of employment as described below. Also, the Retention Bonus Plan provides for the lump sum cash payment of a pro-rata share of the retention bonus each named executive officer is eligible to receive under certain circumstances in connection with a termination of employment prior to December 31, 2018. In addition, if applicable, each of our named executive officers is entitled to receive payment of his or her restricted stock units upon a termination of employment, including due to death or disability, or a change in control, and is entitled to receive accelerated vesting of his or her Non-2012 Stock Option Plan Options upon certain terminations of employment and upon a change in control. The amount that each named executive officer would have received with respect to his or her restricted stock units in the event of a termination of employment, including due to death or disability, or following a change in control, in any case, on December 31, 2017, is set forth in the “Aggregate Balance at Last Fiscal Year End” column in the Non-Qualified Deferred Compensation Table above.

Robert D. Monson

On January 30, 2007, the Company entered into an employment agreement with Mr. Monson that was effective February 14, 2007. The agreement provides for Mr. Monson to continue as our President and Chief Executive Officer for an initial term of two years with a mechanism which provides automatic one-year extensions unless an election is made to not extend the term. The agreement provides an initial annual base salary of $600,000, subject to increase by the Board or the Committee, and an annual cash bonus of up to 158% of his base salary under the Company’s annual incentive plan. Under the agreement, Mr. Monson received options to purchase 3% of the then outstanding Holdings common stock. The options vested 25% annually and expired unexercised in 2017.

Upon a termination without cause or a resignation by Mr. Monson with or without good reason following a change in control, Mr. Monson would be entitled to receive three times his base salary and target bonus payable in a lump sum and he and his eligible dependents would continue to participate in group medical and dental plans for twelve months. In addition, if termination was without cause or resignation was for good reason, Mr. Monson would also receive a pro-rata share of his retention bonus. Upon a termination without cause, or resignation by Mr. Monson for good reason prior to a change in control, he would receive two times his base salary plus target bonus payable in a lump sum plus a pro-rata share of his retention bonus and he and his eligible dependents would continue to participate in group medical and dental plans for twelve months. Upon a termination of Mr. Monson’s employment for disability, he would be entitled to receive his base salary and annual bonus through the earlier of the end of the term of his employment agreement or one year, reduced by disability insurance payments, if any, received by him. Receipt of severance benefits is contingent upon the execution of a release of claims. Mr. Monson is also subject to non-competition and non-solicitation covenants for one year after termination.

In the event that payments and benefits payable upon a change in control subject Mr. Monson to a 20% excise tax under section 4999 and 280G of the Internal Revenue Code, Mr. Monson would receive a “gross-up” payment so that he receives the same amount after-taxes that he would have received had the excise tax not applied. We have calculated the gross-up payment shown in the tables below by assuming an income tax rate of 39.6%, a 2.35% Medicare tax, a 1.188% tax to address the phase-out of itemized deductions and the 20% excise tax imposed upon the payments that Mr. Monson could have received if a change in control had occurred on December 31, 2017.

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

Upon a termination without cause prior to or following a change in control or a resignation by Ms. Kendrick with good reason following a change in control, Ms. Kendrick would be entitled to receive one times her base salary payable in a lump sum plus a pro-rata share of her retention bonus. Upon a resignation by Ms. Kendrick for good reason prior to a change in control, she would receive one times her base salary payable in a lump sum plus a pro-rata share of her retention bonus. Upon a termination of Ms. Kendrick’s employment for disability, she would be entitled to receive her base salary through the earlier of the end of the term of her employment agreement or one year, reduced by disability insurance payments, if any, received by her. In addition, Ms. Kendrick is entitled to a pro-rata annual bonus for the year of termination in the event of any termination of employment described in this paragraph or as a result of death; provided that in the case of termination due to disability, such bonus will not be prorated but will be reduced by disability insurance payments, if any, received by her. Receipt of severance benefits is contingent upon the execution of a release of claims. Ms. Kendrick is also subject to non-competition and non-solicitation covenants for one year after termination.

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

Upon a termination without cause prior to or following a change in control or a resignation by Mr. Kelvin with good reason following a change in control, Mr. Kelvin would be entitled to receive one times his base salary payable in a lump sum plus a pro-rata portion of his retention bonus and all of his Non-2012 Stock Options would immediately vest. Upon a resignation by Mr. Kelvin for good reason prior to a change in control, he would receive one times his base salary payable in a lump sum plus a pro-rata portion of his retention bonus. Upon a termination of Mr. Kelvin’s employment due to death, all of his Non-2012 Stock Options would immediately vest. Upon a termination of Mr. Kelvin’s employment for disability, he would be entitled to receive his base salary through the earlier of the end of the term of his employment agreement or one year, reduced by disability insurance payments, if any, received by him, and all of his Non-2012 Stock Options would immediately vest. In addition, Mr. Kelvin is entitled to a pro-rata annual bonus for the year of termination in the event of any termination of employment described in this paragraph; provided that in the case of termination due to disability, such bonus will not be prorated but will be reduced by disability insurance payments, if any, received by him. Receipt of severance benefits is contingent upon the execution of a release of claims. Mr. Kelvin is also subject to non-competition and non-solicitation covenants for one year after termination.

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

Upon a termination without cause prior to or following a change in control or a resignation by Mr. Sides with good reason following a change in control, Mr. Sides would be entitled to receive one times his base salary payable in a lump sum plus a pro-rata portion of his retention bonus. Upon a resignation by Mr. Sides for good reason prior to a change in control, he would receive one times his base salary payable in a lump sum plus a pro-rata portion of his retention bonus. Upon a termination of Mr. Sides’ employment for disability, he would be entitled to receive his base salary through the earlier of the end of the term of his employment agreement or one year, reduced by disability insurance payments, if any, received by him. In addition, Mr. Sides is entitled to a pro-rata annual bonus for the year of termination in the event of any termination of employment described in this paragraph or as a result of death; provided that in the case of termination due to disability, such bonus will not be prorated but will be reduced by disability insurance payments, if any, received by him. Receipt of severance benefits is contingent upon the execution of a release of claims. Mr. Sides is also subject to non-competition and non-solicitation covenants for one year after termination.

The terms “cause,” “change in control,” “disability” and “good reason” generally have the same meaning in Mr. Sides’ employment agreement as they do in Ms. Kendrick’s employment agreement, as described above.

The following tables set forth the estimated cash and in-kind payments and benefits to which the named executive officers would be entitled under their employment agreements and the Retention Bonus Plan if their employment was terminated for the reasons set forth in the tables below as of December 31, 2017. Actual payments and benefits that each named executive officer could receive in any given situation cannot be known with any certainty until the termination event or change in control event were to occur.

					Supplemental
	Pro-Rata			Medical	Life
	Retention			and Dental	Insurance	280G
Mr. Monson	Bonus	Severance		Benefits (1)	Benefits (2)	Gross-Up	Total
Termination without Cause or for Good Reason, in either case, prior to a Change in Control	$543,520	$2,752,000		$8,641	$—	$—	$3,304,161
Termination without Cause or for Good Reason, in either case, following a Change in Control	543,520	4,128,000		8,641	—	1,889,535	6,569,696
Termination without Good Reason following a Change in Control	—	4,128,000		8,641	—	1,594,640	5,731,281
Death	—	—		—	450,000	—	450,000
Disability	—	135,689	(3)	—	—	—	135,689
Change in Control	—	—		—	—	—	—

				Supplemental
	Pro-Rata			Life
	Retention			Insurance
Ms. Kendrick	Bonus	Severance (5)		Benefits (2)	Total
Termination without Cause, prior to or following a Change in Control or for Good Reason, following a Change in Control	$180,950	$462,062		$—	$643,012
Termination with Good Reason, prior to a Change in Control	180,950	462,062		—	643,012
Death	—	133,062		450,000	583,062
Disability	—	174,187	(4)	—	174,187
Change in Control	—	—		—	—

					Supplemental
	Pro-Rata			Value of	Life
	Retention			Accelerated	Insurance
Mr. Kelvin	Bonus	Severance (5)		Options (6)	Benefits (2)	Total
Termination without Cause, prior to or following a Change in Control or for Good Reason, following a Change in Control	$176,000	$449,422		$—	$—	$625,422
Termination with Good Reason, prior to a Change in Control	176,000	449,422		—	—	625,422
Death	—	129,422		—	450,000	579,422
Disability	—	316,089	(4)	—	—	316,089
Change in Control	—	—		—	—	—

				Supplemental
	Pro-Rata			Life
	Retention			Insurance
Mr. Sides	Bonus	Severance (5)		Benefits (2)	Total
Termination without Cause, prior to or following a Change in Control or for Good Reason, following a Change in Control	$180,950	$462,062		$—	$643,012
Termination with Good Reason, prior to a Change in Control	180,950	462,062		—	643,012
Death	—	133,062		450,000	583,062
Disability	—	174,187	(4)	—	174,187
Change in Control	—	—		—	—

(1)
For purposes of calculating the value of medical and dental benefits that may be received upon termination of employment, we have provided the Company’s cost of the coverage elected by Mr. Monson as of December 31, 2017, less his required contribution for such coverage.

(2)	Represents supplemental life insurance benefits not made available to all U.S. employees.

(3)
Represents continued base salary and annual bonus (based on 2017 actual cash bonus) through the end of the term of the employment agreement for Mr. Monson (February 14, 2018). The actual amount to be paid would be reduced by disability insurance payments, if any.

(4)
Represents continued base salary through the end of the term of the employment agreements for Ms. Kendrick and Mr. Sides (February 15, 2018) and for Mr. Kelvin (August 1, 2018) plus annual bonus (based on 2017 actual cash bonus). The actual amount to be paid would be reduced by disability insurance payments, if any.

(5)	Amounts in this column include each named executive officer’s 2017 performance-based cash bonus earned under our annual incentive plan.

(6)
Represents the estimated spread on Mr. Kelvin’s Non-2012 Stock Option Plan Options as of December 31, 2017. The Company used an internal valuation model to calculate the market price of its stock as of December 31, 2017. These amounts were zero due to the fact that the strike price of his unvested Non-2012 Stock Option Plan Options exceeded the estimated market price.

Director Compensation

The Company may use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on the Board. The Company sets director compensation at a level that reflects the amount of time and skill required of directors in performing their duties to the Company and to its stockholders. Directors typically are granted stock options when they join the Board and may receive additional grants if their role on the Board is expanded or increased. Directors who are employees and ValueAct Capital and Centerbridge Partners representatives receive no additional compensation for serving on the Board.

Non-employee members of the Board receive an annual cash retainer of $75,000 per year. The annual cash retainer is paid quarterly in arrears. No additional compensation is paid for serving as a chair or on any additional committees, or for attending Board or committee meetings.

Director Compensation Table

In 2017, we provided the following compensation to directors who were not employees:

	Fees Earned
Name	or Paid in Cash	Total
Alexander L. Baum (1)	$—	$—
Allison A. Bennington (1)	—	—
Ryan M. Birtwell (2)	—	—
Dalton J. Boutte	75,000	75,000
Kyle N. Cruz (3)	—	—
Jay H. Golding	75,000	75,000
John E. Jackson	75,000	75,000
Ash Upadhyaya (3)	—	—

(1)	These directors are employees of ValueAct Capital Management, thus receive no compensation for serving on our Board.

(2)	Mr. Birtwell was an employee of ValueAct Capital Management through September 2017; however, he continues to be their representative as our Chairman of the Board and receives no compensation from us.

(3)	These directors are employees of Centerbridge Partners, thus receive no compensation for serving on our Board.

The table below sets forth the grant date, expiration date, number of shares and exercise price for outstanding options held by directors as of December 31, 2017.

Director Compensation - Outstanding Options

		Number
	Date of	of Options	Exercise	Expiration
Name	Grant	Outstanding	Price	Date
Dalton J. Boutte	7/1/2011	1,000	$258.37	7/1/2021
Jay H. Golding	6/30/2008	3,970	193.13	6/30/2018

Reconciliation of Non-GAAP to GAAP Financial Measures

The following is a quantitative reconciliation of Cash EBITDA before bonus (non-GAAP financial measure) to cash flows from operating activities, the most directly comparable GAAP financial measure, on a consolidated basis for the year ended December 31, 2017 (in thousands):

Cash EBITDA before bonus	$44,000
Add (subtract) items not included in cash EBITDA before bonus:
Cash acquisition underwriting revenue	22,487
Revenue recognition adjustments from contracts payable in cash	4,396
Severance and other non-routine costs	(171)
Annual bonus expense	(2,459)
Interest expense, net	(24,652)
Amortization of deferred financing costs	1,285
Other cash operating income	1
Current income tax expense	(2,943)
Changes in operating working capital	(1,590)
Net cash provided by operating activities	$40,354

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The table below provides information relating to Holdings’ equity compensation plans as of December 31, 2017.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance
	exercise of outstanding	exercise price of	under equity compensation
	options, warrants	outstanding options,	plans (excluding securities
Plan Category	and rights	warrants and rights	reflected in first column) (1)
Equity compensation plans approved by security holders	45,640	$243.26	38,964
Equity compensation plans not approved by security holders	—	—	—
Total	45,640	$243.26	38,964

(1)
Of these securities, 16,305 could be issued as stock options under the Holdings 2012 Stock Option Plan and 22,659 could be issued as restricted stock or restricted stock units under the Holdings Restricted Stock Plan.

Equity compensation plans approved by Holdings’ stockholders include the Holdings 2007 Stock Option Plan, the Holdings 2012 Stock Option Plan and the Holdings Restricted Stock Plan. The term of the Holdings 2007 Stock Option Plan was 10 years; therefore, as of December 31, 2017, no additional options can be granted as the term has expired.

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

Greater than 5% Stockholders

The table below shows information for stockholders known to us to beneficially own more than 5% of our ordinary shares as of March 26, 2018:

	Shares Beneficially Owned
Name and Address	Number	Percentage(1)
ValueAct Capital Master Fund, L.P. (2)	995,430	67.1%
One Letterman Drive
Building D., 4th Floor
San Francisco, CA 94129
Centerbridge Capital Partners, L.P. (3)	483,803	32.6%
375 Park Avenue, 12th Floor
New York, NY 10152-0002

(1)	All percentages are based on 1,484,154 outstanding shares of Holdings as of March 26, 2018.

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

Share Ownership of our Board and Management

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

	Shares Beneficially Owned
Name	Number	Percentage
Marcia H. Kendrick (1)	6,934	*
Jay H. Golding (1), (2)	4,611	*
Robert D. Monson (1)	4,115	*
Kevin P. Callaghan (1)	2,938	*
Randall A. Sides (1)	1,676	*
Richard C. Kelvin (1)	1,623	*
Dalton J. Boutte (1)	1,193	*
John E. Jackson	513	*
Alexander L. Baum	—	-
Allison A. Bennington	—	-
Ryan M. Birtwell	—	-
Kyle N. Cruz	—	-
Ash Upadhyaya	—	-
All executive officers and directors as a group (13 persons)	23,603	1.57%

*	Indicates less than 1%.

(1)
Includes beneficial ownership of shares that may be acquired upon exercise of options within 60 days of March 26, 2018. The numbers presented include the following stock options: 6,750 for Ms. Kendrick; 3,970 for Mr. Golding; 3,000 for Mr. Monson; 2,266 for Mr. Callaghan; 1,500 for Mr. Sides; 1,483 for Mr. Kelvin and 1,000 for Mr. Boutte. The numbers for all directors and executive officers as a group include 19,969 stock options.

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

Other Related Party Transactions

Holdings does not maintain a cash account. Consequently, we make payments, as needed, on Holdings’ behalf for corporate expenditures such as taxes and share repurchases for employees that have left our employment and who held equity instruments in Holdings. We receive payments on the outstanding balance only when Holdings receives cash from stock issuances. We made payments on behalf of Holdings of approximately $14,000, $21,000 and $13,000 during the years ended December 31, 2017, 2016 and 2015, respectively. The balance due from Holdings as of December 31, 2017 and 2016 was $1.2 million. We received no cash dividends from Wandoo during the years ended December 31, 2017 and 2015 and received $10,000 in 2016.

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

The following table presents fees and expenses billed by BKD for the fiscal years ended December 31, 2017 and 2016, all of which were pre-approved by the Audit Committee in compliance with its policy.

	2017	2016
Audit Fees (1)	$397,439	$380,513
Audit-Related Fees (2)	24,538	—
Tax Fees	—	—
All Other Fees	—	—
Total	$421,977	$380,513

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

12.1
Computation of Ratio of Earnings to Fixed Charges (incorporated by reference from Exhibit 12.1 to the annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 16, 2018).

21.1		Subsidiaries of Seitel, Inc. (incorporated by reference from Exhibit 21.1 to the annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 16, 2018).
31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document (incorporated by reference from Exhibit 101.INS to the annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 16, 2018).
101.SCH
XBRL Taxonomy Extension Schema Document (incorporated by reference from Exhibit 101.SCH to the annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 16, 2018).

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference from Exhibit 101.CAL to the annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 16, 2018).

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference from Exhibit 101.DEF to the annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 16, 2018).

101.LAB
XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference from Exhibit 101.LAB to the annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 16, 2018).

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference from Exhibit 101.PRE to the annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 16, 2018).

†	Management contract, compensation plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEITEL, INC.

By: /s/	Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date:	March 29, 2018