Form 10-Q
period 2018-03-31
SEITEL INC
filed 2018-05-10
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes  ☐    No  ☒
As of May 7, 2018, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited) March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$80,974	$70,581
Receivables
Trade, net of allowance for doubtful accounts of $175 and $176, respectively	9,686	23,330
Notes and other	2,532	2,617
Due from Seitel Holdings, Inc.	1,193	1,191
Seismic data library, net of accumulated amortization of $1,275,601 and $1,274,808, respectively	68,947	74,542
Property and equipment, net of accumulated depreciation and amortization of $17,337 and $17,346, respectively	1,522	1,599
Prepaid expenses, deferred charges and other	2,882	1,842
Intangible assets, net of accumulated amortization of $49,015 and $49,485, respectively	900	900
Goodwill	185,088	187,243
Deferred income taxes	201	203
TOTAL ASSETS	$353,925	$364,048
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$18,153	$20,198
Income taxes payable	52	2,777
Senior Notes	248,484	248,142
Obligations under capital leases	1,259	1,363
Deferred revenue	12,865	13,095
Deferred income taxes	904	1,359
TOTAL LIABILITIES	281,717	286,934
COMMITMENTS AND CONTINGENCIES (Note H)
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	400,594	400,592
Retained deficit	(316,383)	(314,671)
Accumulated other comprehensive loss	(12,003)	(8,807)
TOTAL STOCKHOLDER’S EQUITY	72,208	77,114
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$353,925	$364,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
REVENUE	$19,489	$20,595
EXPENSES:
Depreciation and amortization	10,311	22,263
Cost of sales	17	10
Selling, general and administrative	5,707	5,646
	16,035	27,919
INCOME (LOSS) FROM OPERATIONS	3,454	(7,324)
Interest expense, net	(6,054)	(6,210)
Foreign currency exchange gains (losses)	642	(51)
Other income	9	—
Loss before income taxes	(1,949)	(13,585)
Benefit for income taxes	(46)	(206)
NET LOSS	$(1,903)	$(13,379)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(1,903)	$(13,379)
Foreign currency translation adjustments	(3,196)	822
Comprehensive loss	$(5,099)	$(12,557)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount
Balance, December 31, 2017	100	$—	$400,592	$(314,671)	$(8,807)
Amortization of stock-based compensation costs	—	—	2	—	—
Net loss	—	—	—	(1,903)	—
Impact of adoption of new accounting standard	—	—	—	191	—
Foreign currency translation adjustments	—	—	—	—	(3,196)
Balance, March 31, 2018	100	$—	$400,594	$(316,383)	$(12,003)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(1,903)	$(13,379)
Depreciation and amortization	10,311	22,263
Deferred income tax benefit	(411)	(612)
Foreign currency exchange losses (gains)	(642)	51
Amortization of deferred financing costs	342	310
Amortization of stock-based compensation	2	(2)
Non-cash revenue	(5)	(289)
Decrease in receivables	13,671	780
Increase in other assets	(389)	(243)
Increase in deferred revenue	11	2,188
Increase (decrease) in accounts payable and other liabilities	(633)	3,067
Net cash provided by operating activities	20,354	14,134
Cash flows from investing activities:
Cash invested in seismic data	(9,744)	(5,748)
Cash paid to acquire property and equipment	(100)	(136)
Advances to Seitel Holdings, Inc.	(2)	(3)
Net cash used in investing activities	(9,846)	(5,887)
Cash flows from financing activities:
Principal payments on capital lease obligations	(69)	(53)
Net cash used in financing activities	(69)	(53)
Effect of exchange rate changes	(46)	60
Net increase in cash and cash equivalents	10,393	8,254
Cash and cash equivalents at beginning of period	70,581	55,997
Cash and cash equivalents at end of period	$80,974	$64,251
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$31	$34
Income taxes, net of refunds received	$3,363	$309
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$—	$250
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2018
NOTE A-BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any other quarter of 2018 or for the year ending December 31, 2018. The condensed consolidated balance sheet of the Company as of December 31, 2017 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company’s $250.0 million 9½% senior notes (the “9½% Senior Notes”) mature on April 15, 2019. While the Company is currently evaluating its options to refinance all or a portion of this debt, no firm plans for refinancing have been reached. As a result of the debt maturing in less than one year from the issuance of these financial statements and the Company not having firm plans in place related to a refinancing, substantial doubt is raised about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s ability to restructure or refinance at least a portion of its outstanding debt as it matures. There is no assurance that the Company will be able to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions and the Company’s cash flow may not be sufficient to repay all such maturing debt. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” utilizing the modified retrospective approach, recognizing approximately $0.2 million that was in deferred revenue as of December 31, 2017 to retained earnings. This amount represents the cumulative catch-up of revenue recognition on uncompleted contracts as of January 1, 2018 on non-exclusive data licenses (resale licenses) of seismic surveys that are in the process of being created and where the resale licensing customers have been granted the same legally enforceable rights and access to and use of the results of the acquisition work performed as the original acquisition underwriting clients. Prior to adoption of the new standard, the Company recognized revenue on these resale licenses when the data was available for delivery. Upon adoption, the Company now recognizes the revenue for these specific resale licensing agreements during the remaining survey creation period, resulting in revenue being recognized earlier. Other than this change in policy, ongoing application of the new standard will not have a significant impact to the Company’s revenue recognition but has resulted in expanded disclosures. See further discussion and expanded revenue recognition disclosures at Note B - “Revenue Recognition.”
NOTE B-REVENUE RECOGNITION
Revenues are primarily derived from licensing of seismic data to customers for fixed consideration. These seismic data licenses represent a single performance obligation and revenue is recognized when a contract with a customer exists and the Company satisfies its performance obligation to the customer either over time in the case of revenue from data acquisition or at a point in time for the majority of its revenue from non-exclusive licenses. If a contract contains multiple performance obligations (seismic data license and reproduction or data processing services), the Company allocates the transaction price to the related performance obligations based on their relative standalone selling prices typically using the residual approach. The Company does not adjust the amount of consideration per the contract for the effects of a significant financing component when the Company expects, at contract inception, that the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less, which is in substantially all cases. Additionally, the Company does not typically extend payment terms beyond one year in its contracts with customers.

The following table presents the Company’s revenues disaggregated by component (in thousands):

	Three Months Ended March 31,
	2018	2017
Acquisition underwriting revenue	$3,201	$6,913
Resale licensing revenue	15,816	13,195
Total seismic revenue	19,017	20,108
Solutions and other	472	487
Total revenue	$19,489	$20,595
Revenue from Data Acquisition
The Company generates revenue when it creates a new seismic survey that is initially licensed by one or more of its customers to use the resulting data. The payments for the initial licenses, representing the fixed consideration stated per the contract, are sometimes referred to as acquisition underwriting or prefunding. Customers make periodic payments throughout the new survey creation period based on milestones stated per the contract, which generally correspond to costs incurred and work performed. These payments are non-refundable. Contracts signed up to the time the Company makes a firm commitment to create the new seismic survey are considered acquisition underwriting. Any subsequent license of the data while the survey is in progress or once it is completed is considered a resale license (see “Revenue from Non-Exclusive Data Licenses”).
The license price and acquisition services provided by the Company represent a single performance obligation as the data acquisition services are not distinct from the corresponding data license; therefore, acquisition underwriting revenue is recognized throughout the new survey creation period using the proportional performance method. The proportional performance amount at each reporting period is calculated using an input method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for its new survey creation projects and satisfaction of its performance obligation for recognition of its acquisition underwriting revenue. On average, the duration of the new survey creation process is approximately 12 to 18 months.
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
The customers paying for the initial licenses to the data created from a new survey have access to and receive legally enforceable rights to any resulting product of each activity described above. The customers also receive access to and use of the newly acquired, processed data.
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
Revenue from Non-Exclusive Data Licenses
The Company recognizes a substantial portion of its revenue from licensing of data that has already been created and is available for delivery. This seismic data license represents a single performance obligation that is typically recognized at a point in time. The revenue is sometimes referred to as resale licensing revenue, late sales or shelf sales.

These sales fall under the following four basic forms of non-exclusive license contracts, each of which is subject to the terms and conditions contained in a customer’s master license agreement.

•
Specific license contract—The customer licenses specific data from the data library, including data currently in progress, at the time the contract is entered into and holds this license for a long-term period.

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

•	Review only license contract—The customer obtains rights to review a certain quantity of data for a limited period of time, but does not obtain the right to select specific data to hold long-term.
The Company’s non-exclusive license contracts specify the following:

•	that all customers must also have in place or execute a master license agreement that governs the use of all data received under each non-exclusive license contract;

•	the specific payment terms, generally ranging from 30 days to 12 months, and that such payments are non-cancelable and non-refundable;

•	the actual data that is accessible by the customer; and

•
that the data is licensed in its present form, as is, where is, and that the Company is under no obligation to make any enhancements, modifications or additions to the data unless specific terms to the contrary are included.

Non-exclusive licenses are provided to each customer as a right to use the seismic data license as it exists at contract execution. Therefore, revenue from the non-exclusive licensing of seismic data is typically recognized at the point in time when the following criteria are met:

•	the Company has an approved agreement with the customer;

•	the transaction price is determinable;

•	collection of consideration (transaction price) is probable;

•	the customer has selected the specific data or the contract has expired without full selection; and

•	the data is currently available for delivery.
Copies of the licensed data are available to the customer immediately upon request.
For licenses that have been invoiced for which payment is due or has been received, but that have not met the aforementioned criteria, revenue is deferred. This normally occurs under the library card, review and possession or review only license contracts because the data selection may occur over time.
In situations where the non-exclusive license provided to the customer is for seismic data in progress and the resale licensing customer is granted the same legally enforceable rights and access to and use of the results of the acquisition work performed as the original acquisition underwriting clients, effective January 1, 2018, the Company recognizes such resale revenue over time during the remaining survey creation period using the proportional performance method, instead of when the data is available for delivery. This change is due to the adoption of ASU 2014-09 as discussed in Note A - “Basis of Presentation.”

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
In non-monetary exchange transactions, the Company records a data library asset for the seismic data received at the time the contract is entered into and recognizes revenue on the transaction in equal value in accordance with its policy on revenue from resale data licenses or data acquisition, or as services are provided by our Seitel Solutions business unit (“Solutions”), as applicable. The resale data license to the customer is in the form of one of the four basic forms of contracts discussed above. These transactions are valued at the fair value of the data received by the Company or the fair value of the license granted or services provided to the customer, whichever is more readily determinable.
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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time that the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Seismic data library additions	$—	$250
Revenue recognized on specific data licenses or selections of data	—	250
Revenue recognized related to acquisition contracts	—	39
Revenue recognized related to Solutions and other revenue	5	—
Revenue from Solutions
Revenue from Solutions is recognized as the services for reproduction and delivery of seismic data are provided to customers.
Trade Receivables: Trade receivables include amounts billed and currently due from customers and unbilled amounts typically arising from data acquisition contracts when revenue recognized exceeds the amounts billed to the customer, and right to payment is not just subject to the passage of time. Trade receivables are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected.
Deferred Commissions: The Company’s incremental direct costs of obtaining a contract, which primarily consist of sales commissions, are recognized as expense as revenue is recognized on the corresponding contract. Therefore, sales commissions are deferred on licenses that have been invoiced for which payment is due or has been received, but that have not met the criteria needed for revenue recognition. Deferred commissions are included in prepaid expenses, deferred charges and other assets in the consolidated balance sheets and was $0.2 million as of March 31, 2018 and December 31, 2017.
Contract Liabilities: The Company’s contract liabilities consist of billings in excess of revenue recognized and are included in deferred revenue in the consolidated balance sheets. The Company’s deferred revenue balance is comprised of (i) deferred revenue on data acquisition projects, (ii) data licensing contracts where selection of specific data had not yet occurred, (iii) data licensing contracts with data products not yet available and (iv) data licensing contracts where any other revenue recognition criteria has not yet been met. The deferred revenue will be recognized as work progresses on the data acquisition contracts, when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts if full selection has not occurred, as the data products become available or as all of the revenue recognition criteria are met. Revenue recognized that had been previously deferred was $2.2 million during the three months ended March 31, 2018 and $1.1 million during the three months ended March 31, 2017. As a result of application of the new revenue standard effective January 1, 2018, the Company recognized $0.1 million during the three months ended March 31, 2018 that would have previously been deferred until later in 2018.

At March 31, 2018, we had a deferred revenue balance of $12.9 million, compared to the December 31, 2017 balance of $13.1 million. The deferred revenue balance as of March 31, 2018 will be recognized no later than the following, based on the expiration of the selection period or the Company’s estimate of progress on acquisition projects and the availability of data products, although some revenue may be recognized earlier (in thousands):

2018	$10,716
2019	100
2020 and thereafter	2,049
Remaining Performance Obligations: Remaining performance obligations represents the transaction price of executed acquisition contracts for which work has not been performed. In addition to the $12.9 million total deferred revenue balance as of March 31, 2018, an additional $8.5 million related to the aggregate amount of transaction price allocated to remaining performance obligations remained. The Company expects to recognize revenue of approximately $7.5 million during 2018 with the remainder in 2019.
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
Costs of Seismic Data Library
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data and reprocessing existing data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $0.7 million for each of the three months ended March 31, 2018 and 2017.
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
The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of April 1, 2018, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

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
The Company did not have any impairment charges during the three months ended March 31, 2018 or 2017.
NOTE D-INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. The changes include, but are not limited to, a decrease in the U.S. corporate tax rate from 35% to 21%, the transition of U.S. international taxation from a worldwide tax system to a territorial system, allowing for immediate expensing of certain qualified property, modifications to many business deductions and credits and providing various tax incentives. Due to the complexities involved in the accounting for the enactment of the new law, the Securities and Exchange Commission staff released Staff Accounting Bulletin 118 on December 23, 2017, which allowed companies to record a provisional impact of the Tax Act during a measurement period, not to exceed one year, in situations where companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period which includes enactment. The Company recorded its provisional estimates as of December 31, 2017 which resulted in a benefit to income taxes of $2.4 million and will continue to evaluate the Tax Act and adjust the provisional amounts as additional information is obtained. The Company will complete its analysis no later than the fourth quarter of 2018. There were no changes during the quarter to previous estimates and amounts recorded related to the realizability of the Company’s AMT credit or for taxes on mandatory deemed repatriation of foreign earnings.
NOTE E-DEBT

The following is a summary of the Company’s debt (in thousands):

	March 31, 2018	December 31, 2017
9½% Senior Notes	$250,000	$250,000
Less: unamortized debt issuance costs	(1,516)	(1,858)
	$248,484	$248,142
9½% Senior Unsecured Notes: On March 20, 2013, the Company issued, in a private placement, $250.0 million aggregate principal amount of its 9½% Senior Notes. As required by their terms, the 9½% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in August 2013. The 9½% Senior Notes mature on April 15, 2019. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. The 9½% Senior Notes are unsecured and are jointly and severally guaranteed by substantially all of the Company’s significant 100% owned U.S. subsidiaries on a senior basis. The 9½% Senior Notes contain restrictive covenants which limit the Company’s ability to, among other things, incur additional indebtedness, incur liens, pay dividends and make other restricted payments, engage in transactions with affiliates, and complete mergers, acquisitions and sales of assets.
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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At March 31, 2018:
Cash equivalents	$80,871	$80,871	$—	$—
At December 31, 2017:
Cash equivalents	$70,298	$70,298	$—	$—
The Company had no transfers of assets between any of the above levels during the three months ended March 31, 2018 or 2017.
Cash equivalents include treasury bills and money market funds that invest in United States government obligations and Canadian investment accounts, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturities.
Other Financial Instruments:
At March 31, 2018, the carrying value of the Company’s debt was $248.5 million, net of $1.5 million of unamortized debt issuance costs. At December 31, 2017, the carrying value was $248.1 million, net of $1.9 million of unamortized debt issuance costs. The estimated fair value of the debt was approximately $251.0 million at March 31, 2018 and $250.3 million at December 31, 2017. The fair value of the Company’s 9½% Senior Notes is based on quoted market prices (Level 1 inputs).

NOTE G-STATEMENT OF CASH FLOW INFORMATION
Cash and cash equivalents at March 31, 2018 and December 31, 2017 included $0.1 million and $0.6 million, respectively of restricted cash related to collateral on seismic operations bonds.
For purposes of the statement of cash flows, the Company considers all highly liquid investments or debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains its day-to-day operating cash and temporary excess cash with various banking institutions that, in turn, invest in time deposits and U.S. Treasury bills.
Income taxes paid during the three months ended March 31, 2018 and 2017 were $3.5 million and $0.3 million, respectively. During the three months ended March 31, 2018, the Company also received income tax refunds totaling $0.1 million.
The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Non-monetary exchanges related to resale licensing	$—	$250

Non-cash revenue consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Acquisition revenue on underwriting from non-monetary exchange contracts	$—	$39
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	—	250
Solutions and other revenue recognized from non-monetary exchange contracts	5	—
Total non-cash revenue	$5	$289
NOTE H-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At March 31, 2018, the Company has recorded the estimated amount of potential exposure it may have with respect to claims. Such amounts are not material to the financial statements.
NOTE I-RECENT ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” with the objective of increasing transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. The ASU will also require disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases. The amendments in this ASU are to be applied using a modified retrospective approach and will be effective for the Company as of January 1, 2019, but early adoption is permitted. The Company is currently evaluating the impact of adopting this new standard on its consolidated financial statements as of January 1, 2019 and believes that the most significant change will be to the Company’s balance sheet as its asset and liability balances will increase for operating leases that are currently off-balance sheet.
Other new pronouncements issued but not yet effective are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.
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
The following consolidating condensed financial information presents the consolidating condensed balance sheets as of March 31, 2018 and December 31, 2017, the consolidating condensed statements of operations, statements of comprehensive income (loss) and statements of cash flows for the three months ended March 31, 2018 and March 31, 2017 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for under the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET
As of March 31, 2018
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$57,692	$23,282	$—	$80,974
Receivables
Trade, net	—	7,884	1,802	—	9,686
Notes and other	2,357	47	128	—	2,532
Due from Seitel Holdings, Inc.	—	1,193	—	—	1,193
Intercompany receivables (payables)	(75,762)	73,360	2,402	—	—
Investment in subsidiaries	416,025	425,304	633	(841,962)	—
Net seismic data library	—	53,444	15,503	—	68,947
Net property and equipment	—	598	924	—	1,522
Prepaid expenses, deferred charges and other	135	1,649	1,098	—	2,882
Intangible assets, net	900	—	—	—	900
Goodwill	—	107,688	77,400	—	185,088
Deferred income taxes	—	56	145	—	201
TOTAL ASSETS	$343,655	$728,915	$123,317	$(841,962)	$353,925
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$10,945	$3,927	$3,281	$—	$18,153
Income taxes payable	15	37	—	—	52
Senior Notes	248,484	—	—	—	248,484
Obligations under capital leases	—	—	1,259	—	1,259
Deferred revenue	—	11,430	1,435	—	12,865
Deferred income taxes	—	—	904	—	904
TOTAL LIABILITIES	259,444	15,394	6,879	—	281,717
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,594	—	—	—	400,594
Parent investment	—	764,105	156,784	(920,889)	—
Retained deficit	(316,383)	(50,584)	(27,967)	78,551	(316,383)
Accumulated other comprehensive loss	—	—	(12,379)	376	(12,003)
TOTAL STOCKHOLDER’S EQUITY	84,211	713,521	116,438	(841,962)	72,208
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$343,655	$728,915	$123,317	$(841,962)	$353,925

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$43,380	$27,201	$—	$70,581
Receivables
Trade, net	—	19,183	4,147	—	23,330
Notes and other	2,357	151	109	—	2,617
Due from Seitel Holdings, Inc.	—	1,191	—	—	1,191
Intercompany receivables (payables)	(75,641)	73,244	2,397	—	—
Investment in subsidiaries	411,423	425,736	702	(837,861)	—
Net seismic data library	—	57,703	16,839	—	74,542
Net property and equipment	—	593	1,006	—	1,599
Prepaid expenses, deferred charges and other	31	1,164	647	—	1,842
Intangible assets, net	900	—	—	—	900
Goodwill	—	107,688	79,555	—	187,243
Deferred income taxes	—	51	152	—	203
TOTAL ASSETS	$339,070	$730,084	$132,755	$(837,861)	$364,048
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$5,007	$9,421	$5,770	$—	$20,198
Income taxes payable	—	12	2,765	—	2,777
Senior Notes	248,142	—	—	—	248,142
Obligations under capital leases	—	—	1,363	—	1,363
Deferred revenue	—	11,568	1,527	—	13,095
Deferred income taxes	—	—	1,359	—	1,359
TOTAL LIABILITIES	253,149	21,001	12,784	—	286,934
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,592	—	—	—	400,592
Parent investment	—	764,105	156,782	(920,887)	—
Retained deficit	(314,671)	(55,022)	(27,652)	82,674	(314,671)
Accumulated other comprehensive loss	—	—	(9,159)	352	(8,807)
TOTAL STOCKHOLDER’S EQUITY	85,921	709,083	119,971	(837,861)	77,114
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$339,070	$730,084	$132,755	$(837,861)	$364,048

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2018
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$16,855	$3,221	$(587)	$19,489
EXPENSES:
Depreciation and amortization	—	7,172	3,139	—	10,311
Cost of sales	—	280	1	(264)	17
Selling, general and administrative	130	4,669	1,231	(323)	5,707
	130	12,121	4,371	(587)	16,035
INCOME (LOSS) FROM OPERATIONS	(130)	4,734	(1,150)	—	3,454
Interest income (expense), net	(6,211)	52	105	—	(6,054)
Foreign currency exchange gains (losses)	—	(1)	643	—	642
Other income	—	9	—	—	9
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(6,341)	4,794	(402)	—	(1,949)
Provision (benefit) for income taxes	—	41	(87)	—	(46)
Equity in income (loss) of subsidiaries	4,438	(315)	—	(4,123)	—
NET INCOME (LOSS)	$(1,903)	$4,438	$(315)	$(4,123)	$(1,903)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2018
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$(1,903)	$4,438	$(315)	$(4,123)	$(1,903)
Foreign currency translation adjustments	—	—	(3,220)	24	(3,196)
Comprehensive income (loss)	$(1,903)	$4,438	$(3,535)	$(4,099)	$(5,099)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$13,802	$7,134	$(341)	$20,595
EXPENSES:
Depreciation and amortization	—	16,116	6,160	(13)	22,263
Cost of sales	—	10	14	(14)	10
Selling, general and administrative	123	4,627	1,223	(327)	5,646
	123	20,753	7,397	(354)	27,919
LOSS FROM OPERATIONS	(123)	(6,951)	(263)	13	(7,324)
Interest expense, net	(5,874)	(321)	(15)	—	(6,210)
Foreign currency exchange losses	—	—	(51)	—	(51)
Loss before income taxes and equity in loss of subsidiaries	(5,997)	(7,272)	(329)	13	(13,585)
Benefit for income taxes	—	(2)	(204)	—	(206)
Equity in loss of subsidiaries	(7,382)	(125)	—	7,507	—
NET LOSS	$(13,379)	$(7,395)	$(125)	$7,520	$(13,379)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net loss	$(13,379)	$(7,395)	$(125)	$7,520	$(13,379)
Foreign currency translation adjustments	—	—	711	111	822
Comprehensive income (loss)	$(13,379)	$(7,395)	$586	$7,631	$(12,557)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2018
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(186)	$19,910	$630	$—	$20,354
Cash flows from investing activities:
Cash invested in seismic data	—	(5,320)	(4,424)	—	(9,744)
Cash paid to acquire property and equipment	—	(89)	(11)	—	(100)
Advances to Seitel Holdings, Inc.	—	(2)	—	—	(2)
Net cash used in investing activities	—	(5,411)	(4,435)	—	(9,846)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(69)	—	(69)
Intercompany transfers	186	(186)	—	—	—
Net cash provided by (used in) financing activities	186	(186)	(69)	—	(69)
Effect of exchange rate changes	—	(1)	(45)	—	(46)
Net increase (decrease) in cash and cash equivalents	—	14,312	(3,919)	—	10,393
Cash and cash equivalents at beginning of period	—	43,380	27,201	—	70,581
Cash and cash equivalents at end of period	$—	$57,692	$23,282	$—	$80,974

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(215)	$8,513	$5,836	$—	$14,134
Cash flows from investing activities:
Cash invested in seismic data	—	(3,747)	(2,001)	—	(5,748)
Cash paid to acquire property and equipment	—	(98)	(38)	—	(136)
Advances to Seitel Holdings, Inc.	—	(3)	—	—	(3)
Net cash used in investing activities	—	(3,848)	(2,039)	—	(5,887)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(53)	—	(53)
Intercompany transfers	215	(215)	—	—	—
Net cash provided by (used in) financing activities	215	(215)	(53)	—	(53)
Effect of exchange rate changes	—	—	60	—	60
Net increase in cash and cash equivalents	—	4,450	3,804	—	8,254
Cash and cash equivalents at beginning of period	—	47,971	8,026	—	55,997
Cash and cash equivalents at end of period	$—	$52,421	$11,830	$—	$64,251

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking, among others. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward-looking. The words “believe”, “expect”, “anticipate”, “estimate”, “project”, “propose”, “plan”, “target”, “foresee”, “should”, “intend”, “may”, “will”, “would”, “could”, “potential” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance, but represent our present belief, based on our current expectations and assumptions, with respect to future events and their potential effect on us. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. Such risks and uncertainties include, without limitation, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of economic conditions, our ability to obtain financing on satisfactory terms if internally generated cash flows are insufficient to fund our capital needs, the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally and changes in the capital expenditure budgets of our customers, as well as the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”).
The forward-looking statements contained in this report speak only as of the date hereof and readers are cautioned not to place undue reliance or project future results based on such forward-looking statements or present or prior earnings levels. Except as required by applicable law, we disclaim any duty to update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC and in our future periodic reports filed with the SEC.
Overview
General
We are a leading provider of onshore seismic data to the oil and gas industry in North America. We own an extensive library of onshore and offshore seismic data that we have accumulated since our inception in 1982 that we offer for license to exploration and production (“E&P”) companies. Our primary areas of focus are onshore United States and Canada and, to a lesser extent, offshore U.S. Gulf of Mexico. As a result of energy reform in Mexico, we began to expand our data library coverage into Mexico in 2015. We believe our data library is one of the largest onshore three-dimensional (“3D”) databases available for licensing in North America and includes leading positions in oil, liquids-rich and natural gas unconventional plays as well as conventional areas.
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

2018 is expected to be the second year of recovery in upstream capital spending due to improved commodity prices. Crude oil prices have stabilized, averaging over $60 per barrel year-to-date, due to improved fundamentals. E&P companies maintain cautious optimism for commodity prices and remain judicious with capital spending. We remain cautiously optimistic that we will see improvements in seismic spending from our E&P clients in 2018. We do, however, believe that seismic spending will continue to fluctuate quarter to quarter as E&P companies continue to closely evaluate spending levels. We believe our asset-light business model, variable cost structure and streamlined support structure allow us to respond to changes, both positive and negative, in the industry environment.

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
North America Drilling Activity: The North American land rig count averaged approximately 1,200 rigs in the first quarter of 2018. As of April 27, 2018, the North American land rig count was 1,084. The North American land rig count is forecast to remain above 1,000 rigs in 2018.
Availability of Capital for Our Customers: E&P companies are expected to utilize cash flow from operations, bank debt and private equity as their primary sources of capital in 2018. The revolving credit facilities used by E&P companies have borrowing bases that are tied to the net present value of their reserves which will fluctuate based on commodity prices. Reductions in cash flows resulting from lower commodity prices since their peak in 2013, along with the reduced availability of credit and increased costs of borrowing, has had, and could continue to have, a material impact on the ability of such companies to obtain funding necessary to purchase our seismic data.
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

Cash resales for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash resales	$14,282	$14,021

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

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, cash flows from operating activities (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash EBITDA	$9,132	$8,850
Add (subtract) other components not included in cash EBITDA:
Cash acquisition underwriting revenue	3,201	6,874
Revenue recognition adjustments from contracts payable in cash	1,534	(1,076)
Severance and other non-routine costs	(105)	—
Interest expense, net	(6,054)	(6,210)
Amortization of deferred financing costs	342	310
Other cash operating income	9	—
Current income tax expense	(365)	(406)
Changes in operating working capital	12,660	5,792
Net cash provided by operating activities	$20,354	$14,134

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2018 to May 7, 2018, we added approximately 270 square miles of seismic data to our library. As of May 7, 2018, we had over 400 square miles of seismic data in progress.
Critical Accounting Policies
We operate in one business segment, which consists of seismic data acquisition, seismic data licensing, seismic reproduction services and seismic data processing. Since December 31, 2017, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The adoption of the new revenue recognition standard did not have a material impact on our revenue recognition policies. See Note A, “Basis of Presentation” in the Condensed Consolidated Interim Financial Statements for further discussion of the adoption of the new standard effective January 1, 2018.
Basis of Presentation
Our financial statements have been prepared assuming we will continue as a going concern. Our $250.0 million 9½% senior notes (the “9½% Senior Notes”) mature on April 15, 2019. While we are currently evaluating our options to refinance all or a portion of this debt, no firm plans for refinancing have been reached. As a result of the debt maturing in less than one year from the issuance of our financial statements and having no firm plans in place related to a refinancing, substantial doubt is raised about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our ability to restructure or refinance at least a portion of our outstanding debt as it matures. There is no assurance that we will be able to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions and our cash flow may not be sufficient to repay all such maturing debt. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
Results of Operations
Revenue
The following table summarizes the components of our revenue for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Acquisition underwriting revenue:
Cash underwriting	$3,201	$6,874
Underwriting from non-monetary exchanges	—	39
Total acquisition underwriting revenue	3,201	6,913
Resale licensing revenue:
Cash resales	14,282	14,021
Non-monetary exchanges	—	250
Revenue recognition adjustments	1,534	(1,076)
Total resale licensing revenue	15,816	13,195
Total seismic revenue	19,017	20,108
Solutions and other	472	487
Total revenue	$19,489	$20,595
Total revenue was $19.5 million in the first quarter of 2018 compared to $20.6 million in the first quarter of 2017. Acquisition underwriting revenue was $3.2 million in the first quarter of 2018 compared to $6.9 million in the first quarter of 2017. The decrease in acquisition revenue was primarily due to less activity in Canada in the first quarter of 2018. New data acquisition activity in the first quarter of 2018 was primarily focused in the Permian Basin, Niobrara and Eagle Ford/Woodbine areas in the U.S. and in the Duvernay area in Canada. Total resale licensing revenue was $15.8 million in the first quarter of 2018 compared to $13.2 million in the first quarter of 2017. Cash resales were $14.3 million in the first quarter of 2018, in line with our expectations, compared to $14.0 million in the first quarter of 2017. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The $2.6 million increase in revenue recognition adjustments between the first quarters of 2017 and 2018 primarily resulted from an increase in selections of data from library card contracts and a decrease in deferrals associated with new licensing contracts, partially offset by a decrease in revenue recognized on previously deferred direct licensing contracts.
At March 31, 2018, we had a deferred revenue balance of $12.9 million, compared to the December 31, 2017 balance of $13.1 million. The deferred revenue balance was related to (i) deferred revenue on data acquisition projects, (ii) data licensing contracts where selection of specific data had not yet occurred, (iii) data licensing contracts with data products not yet available and (iv) data licensing contracts where any other revenue recognition criteria has not yet been met. The deferred revenue will be recognized as work progresses on the data acquisition contracts, when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts if full selection has not occurred, as the data products become available or as all of the revenue recognition criteria are met.

Depreciation and Amortization
The table below sets forth the components of depreciation and amortization and presents seismic data amortization as a percentage of total seismic revenue for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018		2017
Amortization of seismic data:
Income forecast	$4,700	24.7%	$10,836	53.9%
Straight-line	5,501	28.9%	10,770	53.6%
Total amortization of seismic data	10,201	53.6%	21,606	107.5%
Depreciation of property and equipment	110		137
Amortization of acquired intangibles	—		520
Total	$10,311		$22,263
Total seismic data library amortization amounted to $10.2 million in the first quarter of 2018 compared to $21.6 million in the first quarter of 2017. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during the period as well as the amount of straight-line amortization required under our accounting policy. Income forecast amortization as a percentage of total seismic revenue decreased from 2017 to 2018 primarily due to the mix of data being licensed including lower acquisition underwriting revenue, all such revenue being subject to amortization, and an increase in resale revenue recognized from data whose costs were fully amortized. In the first quarter of 2018, the percentage of resale revenue recognized from data whose costs were fully amortized was 78% as compared to 35% in the first quarter of 2017. Straight-line amortization represents the expense required under our accounting policy to ensure the book value of our data is fully amortized within four years of when the data becomes available for licensing. The amount of straight-line amortization varies between periods due to the distribution of revenue among the various seismic surveys. The decrease in straight-line amortization was due to reduced capital expenditures attributed to seismic data beginning in 2014 and surveys from those higher capital expenditure years becoming fully amortized.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $5.7 million in the first quarter of 2018 compared to $5.6 million in the first quarter of 2017. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash SG&A expenses	$5,705	$5,648
Non-cash compensation expense	2	(2)
Total	$5,707	$5,646
Cash SG&A expenses were consistent between quarters with no significant fluctuations in individual items.
Income Taxes
Income tax benefit was $46,000 in the first quarter of 2018 compared to $0.2 million in the first quarter of 2017. The income tax benefit in both periods was primarily related to our Canadian operations. The U.S. federal tax benefit resulting from our first quarter 2018 and 2017 U.S. operations of $0.3 million and $4.5 million, respectively, were offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.
We continue to evaluate the provisions of U.S tax reform enacted in December 2017. At December 31, 2017, we performed a preliminary assessment of the net effects of tax reform and recognized a reasonable estimate of the impact in our year-end 2017 financial statements. As we did not have all the necessary information to analyze all income tax effects of tax reform, we will continue to evaluate tax reform and adjust the provisional amounts recorded as additional information is obtained. The ultimate impact of tax reform may differ from our provisional amounts due to changes in our interpretations and assumptions, as well as additional regulatory guidance that may be issued. We recorded no changes to our provisional amounts in the first quarter of 2018 and expect to complete our detailed analysis no later than the fourth quarter of 2018.

Net Loss
Net loss was $1.9 million in the first quarter of 2018 compared to $13.4 million in the first quarter of 2017. The decrease in the loss between quarters was primarily due to a decrease in amortization expense associated with our seismic data library.
Liquidity and Capital Resources
As of March 31, 2018, we had $81.0 million in consolidated cash, cash equivalents and short-term investments, including $0.1 million of restricted cash. Our foreign subsidiaries regularly hold cash which is used to reinvest in their operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. Cash held by our foreign subsidiaries fluctuates throughout the year and at March 31, 2018, was approximately $23.2 million in Canada and $0.1 million in Mexico.
Our primary sources of liquidity are cash on hand and cash generated from operations.
9½% Senior Unsecured Notes: On March 20, 2013, we issued in a private placement $250.0 million aggregate principal amount of our 9½% Senior Notes. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. The notes mature on April 15, 2019. We are currently evaluating our options to refinance all or a portion of the 9½% Senior Notes; however, no firm plans for refinancing have been reached to date. To the best of our knowledge, we were in compliance with all covenants contained in the indenture governing our 9½% Senior Notes at March 31, 2018.
Cash Flows from Operating Activities: Cash flows provided by operating activities were $20.4 million and $14.1 million for the three months ended March 31, 2018 and 2017, respectively. Operating cash flows for 2018 increased from 2017 primarily due to higher collections of acquisition underwriting revenue as a result of invoice timing, slightly higher collections of cash resales in 2018 due to timing of payments from customers and lower payments of annual incentive compensation. These increases in operating cash flows were partially offset by higher income tax payments.
Cash Flows from Investing Activities: Cash flows used in investing activities were $9.8 million and $5.9 million for the three months ended March 31, 2018 and 2017, respectively. Cash expenditures for seismic data were $9.7 million and $5.7 million for the three months ended March 31, 2018 and 2017, respectively. The increase in cash invested in seismic data for 2018 compared to 2017 was primarily due to working capital changes, partially offset by a reduction in capital expenditures related to new data acquisition and cash purchases.
Cash Flows from Financing Activities: Cash flows used in financing activities were $0.1 million for each of the three months ended March 31, 2018 and 2017.
Anticipated Liquidity: Our ability to cover our operating and capital expenses, make required debt service payments on our 9½% Senior Notes, incur additional indebtedness and comply with our various debt covenants will depend primarily on our ability to generate sufficient operating cash flows and on our ability to restructure or refinance our 9½% Senior Notes upon maturity. Our ability to satisfy our payment obligations and refinance our 9½% Senior Notes depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. We can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain any financing on satisfactory terms, if at all, to remain a going concern. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.
Deferred Taxes
As of March 31, 2018, we had a net deferred tax liability of $0.9 million attributable to our Canadian operations. In the United States, we had a federal deferred tax asset of $60.5 million, which was fully offset by a valuation allowance. The recognition of the U.S. federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the federal deferred tax asset will be realized. As of March 31, 2018, it was more likely than not that all of the U.S. federal deferred tax asset will not be realized. Additionally, in the U.S., we had a state deferred tax asset of $0.9 million which was almost fully offset by a valuation allowance. The remaining state deferred tax asset of approximately $56,000 was recognized as it is more likely than not that the state deferred tax asset will be realized. Lastly, we had a deferred tax asset of $0.2 million related to our operations in Mexico that was recognized as of March 31, 2018 as it is more likely than not that the Mexico deferred tax asset will be realized.
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
Capital Expenditures
During the three months ended March 31, 2018, capital expenditures for seismic data and property and equipment amounted to $5.1 million on a gross basis and $1.9 million on a net cash basis. Our capital expenditures for the first three months of 2018 are comprised of the following (in thousands):

Three Months Ended March 31, 2018
New data acquisition	$4,289
Cash purchases and data processing	738
Property and equipment	100
Total capital expenditures	5,127
Changes in working capital	4,717
Cash investment per statement of cash flows	$9,844
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

Three Months Ended March 31, 2018
Total capital expenditures	$5,127
Cash underwriting revenue	(3,201)
Net cash capital expenditures	$1,926
As of May 7, 2018, we had capital expenditure commitments related to data acquisition projects of approximately $14.6 million, of which we have obtained approximately $10.4 million of cash underwriting. We expect approximately $3.6 million of our committed net cash capital expenditures to be incurred in 2018 with the remainder being incurred in 2019. See discussion of our sources of liquidity under “Liquidity and Capital Resources” beginning on page 30 of this Quarterly Report.

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
Additionally, certain intercompany balances between our U.S. and Canadian subsidiaries and a portion of cash held by our Canadian subsidiaries are denominated in U.S. dollars. Since this is not the functional currency of our Canadian subsidiary, the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign exchange risk as it relates to these balances. A sensitivity analysis on the balance as of March 31, 2018 indicates that if the U.S.

dollar strengthened or weakened 3% (determined using an average of the last three years’ historical exchange rates) against the Canadian dollar, the effect upon our Consolidated Statements of Operations would be approximately $0.7 million.
We have not had any significant changes in our market risk exposures during the quarter ended March 31, 2018.

Item 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and President along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2018 were effective at the reasonable assurance level.

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Part I, Item 1, Note H to Condensed Consolidated Interim Financial Statements, which is incorporated herein by reference.

Item 1A.	RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended, initially filed with the SEC on February 16, 2018, and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except that we are updating the risk factor entitled “We may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness” as set forth below:

We may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness. If we are unable to refinance our indebtedness and/or otherwise secure additional capital, we may be unable to continue as a going concern.

The Company’s $250.0 million 9½ Senior Notes mature on April 15, 2019. The Company’s ability to continue as a going concern is dependent upon our ability to restructure or refinance at least a portion of our outstanding debt as it matures. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous borrowing covenants, which could further restrict our business operations. Further, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to participate in such refinancing) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. There is no assurance that we will be able to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions. Any inability to obtain additional funds or alternative financing on acceptable terms would likely cause us to be unable to meet our payment obligations, which could have a material adverse effect on our business, financial condition and results of operations and our ability to continue to as a going concern.

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

SEITEL, INC.

Date: May 10, 2018	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date: May 10, 2018	/s/ Marcia H. Kendrick
Marcia H. Kendrick
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)