Form 10-Q
period 2018-06-30
SEITEL INC
filed 2018-08-14
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Yes  ☐    No  ☒
As of August 9, 2018, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited) June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$75,153	$70,581
Receivables
Trade, net of allowance for doubtful accounts of $175 and $176, respectively	9,868	23,330
Notes and other	2,583	2,617
Due from Seitel Holdings, Inc.	1,198	1,191
Seismic data library, net of accumulated amortization of $1,276,498 and $1,274,808, respectively	64,594	74,542
Property and equipment, net of accumulated depreciation and amortization of $17,140 and $17,346, respectively	1,426	1,599
Prepaid expenses, deferred charges and other	4,915	1,842
Intangible assets, net of accumulated amortization of $48,663 and $49,485, respectively	900	900
Goodwill	178,980	187,243
Deferred income taxes	219	203
TOTAL ASSETS	$339,836	$364,048
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$13,840	$20,198
Income taxes payable	33	2,777
Senior Notes	248,834	248,142
Obligations under capital leases	1,166	1,363
Deferred revenue	15,186	13,095
Deferred income taxes	748	1,359
TOTAL LIABILITIES	279,807	286,934
COMMITMENTS AND CONTINGENCIES (Note I)
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	400,595	400,592
Retained deficit	(326,194)	(314,671)
Accumulated other comprehensive loss	(14,372)	(8,807)
TOTAL STOCKHOLDER’S EQUITY	60,029	77,114
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$339,836	$364,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE	$12,324	$23,700	$31,813	$44,295
EXPENSES:
Depreciation and amortization	8,081	21,969	18,392	44,232
Impairment of goodwill	4,496	—	4,496	—
Cost of sales	88	33	105	43
Selling, general and administrative	4,807	5,005	10,514	10,651
	17,472	27,007	33,507	54,926
LOSS FROM OPERATIONS	(5,148)	(3,307)	(1,694)	(10,631)
Interest expense, net	(6,032)	(6,187)	(12,086)	(12,397)
Foreign currency exchange gains (losses)	470	(34)	1,112	(85)
Other income	63	96	72	96
Loss before income taxes	(10,647)	(9,432)	(12,596)	(23,017)
Provision (benefit) for income taxes	(836)	204	(882)	(2)
NET LOSS	$(9,811)	$(9,636)	$(11,714)	$(23,015)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(9,811)	$(9,636)	$(11,714)	$(23,015)
Foreign currency translation adjustments	(2,369)	2,569	(5,565)	3,391
Comprehensive loss	$(12,180)	$(7,067)	$(17,279)	$(19,624)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount
Balance, December 31, 2017	100	$—	$400,592	$(314,671)	$(8,807)
Amortization of stock-based compensation costs	—	—	3	—	—
Net loss	—	—	—	(11,714)	—
Impact of adoption of new accounting standard	—	—	—	191	—
Foreign currency translation adjustments	—	—	—	—	(5,565)
Balance, June 30, 2018	100	$—	$400,595	$(326,194)	$(14,372)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(11,714)	$(23,015)
Depreciation and amortization	18,392	44,232
Impairment of goodwill	4,496	—
Deferred income tax benefit	(977)	(585)
Foreign currency exchange losses (gains)	(1,112)	85
Amortization of deferred financing costs	692	627
Amortization of stock-based compensation	3	6
Gain on sale of seismic data and property and equipment	(54)	(96)
Non-cash revenue	(97)	(1,407)
Decrease in receivables	13,517	6,441
Increase in other assets	(1,434)	(165)
Increase (decrease) in deferred revenue	2,451	(2,888)
Decrease in accounts payable and other liabilities	(5,228)	(2,381)
Net cash provided by operating activities	18,935	20,854
Cash flows from investing activities:
Cash invested in seismic data	(13,991)	(16,101)
Cash paid to acquire property and equipment	(173)	(250)
Cash from sale of seismic data and property and equipment	58	3
Advances to Seitel Holdings, Inc.	(7)	(8)
Net cash used in investing activities	(14,113)	(16,356)
Cash flows from financing activities:
Principal payments on capital lease obligations	(138)	(112)
Net cash used in financing activities	(138)	(112)
Effect of exchange rate changes	(112)	460
Net increase in cash and cash equivalents	4,572	4,846
Cash and cash equivalents at beginning of period	70,581	55,997
Cash and cash equivalents at end of period	$75,153	$60,843
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,946	$11,940
Income taxes, net of refunds received	$3,681	$690
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$—	$1,250
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
June 30, 2018
NOTE A-BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any other quarter of 2018 or for the year ending December 31, 2018. The condensed consolidated balance sheet of the Company as of December 31, 2017 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
Effective April 1, 2018, the Company adopted ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new standard simplifies the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test. Prior to adoption of the new standard, Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In order to compute the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the same procedure that would be required for purchase price allocation in a business combination. Under the new standard, a goodwill impairment loss is measured using the difference between the carrying amount and the fair value of the reporting unit limited to the total carrying amount of that reporting unit’s goodwill. The Company performed a goodwill impairment test as of June 30, 2018 utilizing the simplified method as prescribed by ASU No. 2017-04. See further discussion at Note D - “Goodwill and Other Intangibles.”
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
The following table presents the Company’s revenues disaggregated by component (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Acquisition underwriting revenue	$1,432	$4,359	$4,633	$11,272
Resale licensing revenue	10,257	18,878	26,073	32,073
Total seismic revenue	11,689	23,237	30,706	43,345
Solutions and other	635	463	1,107	950
Total revenue	$12,324	$23,700	$31,813	$44,295
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

Non-exclusive licenses are provided to each customer as a right to use the seismic data licensed as it exists at contract execution. Therefore, revenue from the non-exclusive licensing of seismic data is typically recognized at the point in time when the following criteria are met:

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

Revenue from Non-Monetary Exchanges
In certain cases, the Company will take ownership of a customer’s seismic data or revenue interest therein (collectively referred to as “data”) in exchange for a non-exclusive license to selected seismic data from the Company’s library or, in some cases, reproduction or data processing services. In connection with specific data acquisition contracts, the Company may choose to receive both cash and ownership of seismic data from the customer as consideration for the underwriting of new data acquisition. These transactions are referred to as non-monetary exchanges. A non-monetary exchange for data always complies with the following criteria:

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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time that the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Seismic data library additions	$—	$1,000	$—	$1,250
Revenue recognized on specific data licenses or selections of data	63	1,000	63	1,250
Revenue recognized related to acquisition contracts	—	87	—	126
Revenue recognized related to Solutions and other revenue	29	31	34	31
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
Deferred Commissions: The Company’s incremental direct costs of obtaining a contract, which primarily consist of sales commissions, are recognized as expense as revenue is recognized on the corresponding contract. Therefore, sales commissions are deferred on licenses that have been invoiced for which payment is due or has been received, but that have not met the criteria needed for revenue recognition. Deferred commissions are included in prepaid expenses, deferred charges and other assets in the consolidated balance sheets and were $0.3 million and $0.2 million as of June 30, 2018 and December 31, 2017, respectively.
Contract Liabilities: The Company’s contract liabilities consist of billings in excess of revenue recognized and are included in deferred revenue in the consolidated balance sheets. The Company’s deferred revenue balance is comprised of (i) deferred revenue on data acquisition projects, (ii) data licensing contracts where selection of specific data had not yet occurred, (iii) data licensing contracts with data products not yet available and (iv) data licensing contracts where any other revenue recognition criteria has not yet been met. The deferred revenue will be recognized as work progresses on the data acquisition contracts, when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts if full selection has not occurred, as the data products become available or as all of the revenue recognition criteria are met. Revenue recognized that had been previously deferred was $2.6 million during the six months ended June 30, 2018 and $6.1 million during the six months ended June 30, 2017.
At June 30, 2018, we had a deferred revenue balance of $15.2 million, compared to the December 31, 2017 balance of $13.1 million. The deferred revenue balance as of June 30, 2018 is scheduled to be recognized no later than the following, based on the contractual expiration of the selection period or the Company’s estimate of progress on acquisition projects and the availability of data products, although some revenue may be recognized earlier (in thousands):

2018	$13,089
2019	155
2020 and thereafter	1,942
Remaining Performance Obligations: Remaining performance obligations represents the transaction price of executed acquisition contracts for which work has not been performed. In addition to the $15.2 million total deferred revenue balance as of June 30, 2018, an additional $7.3 million related to the aggregate amount of transaction price allocated to remaining performance obligations remained. The Company expects to recognize revenue of approximately $7.0 million during 2018 with the remainder in 2019.
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
Costs of Seismic Data Library
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data and reprocessing existing data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $0.6 million for each of the three months ended June 30, 2018 and 2017 and $1.2 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively.
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
The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of July 1, 2018, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

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
The Company did not have any impairment charges during the six months ended June 30, 2018 or 2017.
NOTE D-GOODWILL AND OTHER INTANGIBLES
At least annually on October 1st, and more frequently if warranted, the Company assesses its goodwill and indefinite lived intangible assets for impairment. Due to a change in ownership that occurred at Seitel, Inc.’s parent company level in July 2018 (the “July 2018 Transaction”), the Company performed a goodwill impairment test as of June 30, 2018 and determined that the carrying amount of the reporting unit was less than its fair value and recorded a goodwill impairment loss of approximately $4.5 million. The fair value of the reporting unit used for the goodwill impairment test was determined based on the purchase price paid in the July 2018 Transaction. See Note L - “Subsequent Events” for further discussion of the July 2018 Transaction.

No impairment losses were recorded for goodwill in prior periods. Changes in the carrying amount of goodwill for the six months ended June 30, 2018 were as follows (in thousands):

June 30, 2018
Balance at beginning of year	$187,243
Impairment loss	(4,496)
Translation adjustments	(3,767)
Balance at June 30, 2018	$178,980
In addition to goodwill, the Company also assessed its tradename indefinite lived intangible assets for impairment as of June 30, 2018 and determined that those assets were not impaired.
NOTE E-INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. The changes include, but are not limited to, a decrease in the U.S. corporate tax rate from 35% to 21%, the transition of U.S. international taxation from a worldwide tax system to a territorial system, allowing for immediate expensing of certain qualified property, modifications to many business deductions and credits and providing various tax incentives. Due to the complexities involved in the accounting for the enactment of the new law, the Securities and Exchange Commission staff released Staff Accounting Bulletin 118 on December 23, 2017, which allowed companies to record a provisional impact of the Tax Act during a measurement period, not to exceed one year, in situations where companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period which includes enactment. The Company recorded its provisional estimates related to the realizability of the Company’s alternative minimum tax credit and taxes on mandatory deemed repatriation of foreign earnings as of December 31, 2017 which resulted in a benefit to income taxes of $2.4 million. The Company is finalizing its determination of cumulative undistributed foreign earnings through December 31, 2017 and as of June 30, 2018, currently estimates the amount to be positive earnings and profits. However, the one-time transition tax on the deemed repatriation is expected to be offset against the Company’s 2017 net operating loss; therefore, no additional tax expense has been recorded.
The Company will continue to evaluate the Tax Act and adjust the provisional amounts as additional information is obtained and will complete its analysis no later than the fourth quarter of 2018. There were no changes during the second quarter or first six months of 2018 to previous estimates and amounts recorded.
NOTE F-DEBT
The following is a summary of the Company’s debt (in thousands):

	June 30, 2018	December 31, 2017
9½% Senior Notes	$250,000	$250,000
Less: unamortized debt issuance costs	(1,166)	(1,858)
	$248,834	$248,142
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
Upon a change of control (as defined in the indenture), each holder of the 9½% Senior Notes will have the right to require the Company to offer to purchase all of such holder’s notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest. The July 2018 Transaction described in Note L - “Subsequent Events” did not result in a change of control as defined in the indenture.

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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At June 30, 2018:
Cash equivalents	$75,043	$75,043	$—	$—
At December 31, 2017:
Cash equivalents	$70,298	$70,298	$—	$—
The Company had no transfers of assets between any of the above levels during the six months ended June 30, 2018 or 2017.
Cash equivalents include treasury bills and money market funds that invest in United States government obligations and Canadian investment accounts, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturities.
Other Financial Instruments:
At June 30, 2018, the carrying value of the Company’s debt was $248.8 million, net of $1.2 million of unamortized debt issuance costs. At December 31, 2017, the carrying value was $248.1 million, net of $1.9 million of unamortized debt issuance costs. The estimated fair value of the debt was approximately $250.0 million at June 30, 2018 and $250.3 million at December 31, 2017. The fair value of the Company’s 9½% Senior Notes is based on quoted market prices (Level 1 inputs).
NOTE H-STATEMENT OF CASH FLOW INFORMATION
Cash and cash equivalents at June 30, 2018 and December 31, 2017 included $0.1 million and $0.6 million, respectively of restricted cash related to collateral on seismic operations bonds.
For purposes of the statement of cash flows, the Company considers all highly liquid investments or debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains its day-to-day operating cash and temporary excess cash with various banking institutions that, in turn, invest in time deposits and U.S. Treasury bills.
Income taxes paid during the six months ended June 30, 2018 and 2017 were $4.2 million and $0.7 million, respectively. During the six months ended June 30, 2018, the Company also received income tax refunds totaling $0.5 million.
The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Six Months Ended June 30,
	2018	2017
Non-monetary exchanges related to resale licensing	$—	$1,250

Non-cash revenue consisted of the following (in thousands):

	Six Months Ended June 30,
	2018	2017
Acquisition revenue on underwriting from non-monetary exchange contracts	$—	$126
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	63	1,250
Solutions and other revenue recognized from non-monetary exchange contracts	34	31
Total non-cash revenue	$97	$1,407
NOTE I-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At June 30, 2018, the Company has recorded the estimated amount of potential exposure it may have with respect to claims. Such amounts are not material to the financial statements.
NOTE J-RECENT ACCOUNTING PRONOUNCEMENTS
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
NOTE K-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION
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

The following consolidating condensed financial information presents the consolidating condensed balance sheets as of June 30, 2018 and December 31, 2017, the consolidating condensed statements of operations and statements of comprehensive income (loss) for the three and six months ended June 30, 2018 and June 30, 2017 and the consolidating condensed statements of cash flows for the six months ended June 30, 2018 and 2017 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for under the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET
As of June 30, 2018
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$52,178	$22,975	$—	$75,153
Receivables
Trade, net	—	8,986	882	—	9,868
Notes and other	2,357	25	201	—	2,583
Due from Seitel Holdings, Inc.	—	1,198	—	—	1,198
Intercompany receivables (payables)	(87,965)	85,938	2,027	—	—
Investment in subsidiaries	412,751	422,925	653	(836,329)	—
Net seismic data library	—	50,753	13,841	—	64,594
Net property and equipment	—	565	861	—	1,426
Prepaid expenses, deferred charges and other	211	2,640	2,064	—	4,915
Intangible assets, net	900	—	—	—	900
Goodwill	—	105,170	73,810	—	178,980
Deferred income taxes	—	53	166	—	219
TOTAL ASSETS	$328,254	$730,431	$117,480	$(836,329)	$339,836
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$5,007	$6,320	$2,513	$—	$13,840
Income taxes payable	12	21	—	—	33
Senior Notes	248,834	—	—	—	248,834
Obligations under capital leases	—	—	1,166	—	1,166
Deferred revenue	—	13,843	1,343	—	15,186
Deferred income taxes	—	—	748	—	748
TOTAL LIABILITIES	253,853	20,184	5,770	—	279,807
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,595	—	—	—	400,595
Parent investment	—	764,105	156,784	(920,889)	—
Retained deficit	(326,194)	(53,858)	(30,326)	84,184	(326,194)
Accumulated other comprehensive loss	—	—	(14,748)	376	(14,372)
TOTAL STOCKHOLDER’S EQUITY	74,401	710,247	111,710	(836,329)	60,029
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$328,254	$730,431	$117,480	$(836,329)	$339,836

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$43,380	$27,201	$—	$70,581
Receivables
Trade, net	—	19,183	4,147	—	23,330
Notes and other	2,357	151	109	—	2,617
Due from Seitel Holdings, Inc.	—	1,191	—	—	1,191
Intercompany receivables (payables)	(75,641)	73,244	2,397	—	—
Investment in subsidiaries	411,423	425,736	702	(837,861)	—
Net seismic data library	—	57,703	16,839	—	74,542
Net property and equipment	—	593	1,006	—	1,599
Prepaid expenses, deferred charges and other	31	1,164	647	—	1,842
Intangible assets, net	900	—	—	—	900
Goodwill	—	107,688	79,555	—	187,243
Deferred income taxes	—	51	152	—	203
TOTAL ASSETS	$339,070	$730,084	$132,755	$(837,861)	$364,048
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$5,007	$9,421	$5,770	$—	$20,198
Income taxes payable	—	12	2,765	—	2,777
Senior Notes	248,142	—	—	—	248,142
Obligations under capital leases	—	—	1,363	—	1,363
Deferred revenue	—	11,568	1,527	—	13,095
Deferred income taxes	—	—	1,359	—	1,359
TOTAL LIABILITIES	253,149	21,001	12,784	—	286,934
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,592	—	—	—	400,592
Parent investment	—	764,105	156,782	(920,887)	—
Retained deficit	(314,671)	(55,022)	(27,652)	82,674	(314,671)
Accumulated other comprehensive loss	—	—	(9,159)	352	(8,807)
TOTAL STOCKHOLDER’S EQUITY	85,921	709,083	119,971	(837,861)	77,114
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$339,070	$730,084	$132,755	$(837,861)	$364,048

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2018
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$11,634	$1,029	$(339)	$12,324
EXPENSES:
Depreciation and amortization	—	6,291	1,790	—	8,081
Impairment of goodwill	—	2,518	1,978	—	4,496
Cost of sales	—	52	55	(19)	88
Selling, general and administrative	130	3,984	1,013	(320)	4,807
	130	12,845	4,836	(339)	17,472
LOSS FROM OPERATIONS	(130)	(1,211)	(3,807)	—	(5,148)
Interest income (expense), net	(6,407)	261	114	—	(6,032)
Foreign currency exchange gains	—	—	470	—	470
Other income	—	41	22	—	63
Loss before income taxes and equity in loss of subsidiaries	(6,537)	(909)	(3,201)	—	(10,647)
Provision (benefit) for income taxes	—	6	(842)	—	(836)
Equity in loss of subsidiaries	(3,274)	(2,359)	—	5,633	—
NET LOSS	$(9,811)	$(3,274)	$(2,359)	$5,633	$(9,811)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended June 30, 2018
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net loss	$(9,811)	$(3,274)	$(2,359)	$5,633	$(9,811)
Foreign currency translation adjustments	—	—	(2,369)	—	(2,369)
Comprehensive loss	$(9,811)	$(3,274)	$(4,728)	$5,633	$(12,180)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$19,291	$5,010	$(601)	$23,700
EXPENSES:
Depreciation and amortization	—	18,366	3,615	(12)	21,969
Cost of sales	—	317	(8)	(276)	33
Selling, general and administrative	137	4,010	1,183	(325)	5,005
	137	22,693	4,790	(613)	27,007
INCOME (LOSS) FROM OPERATIONS	(137)	(3,402)	220	12	(3,307)
Interest expense, net	(6,039)	(145)	(3)	—	(6,187)
Foreign currency exchange gains (losses)	—	2	(36)	—	(34)
Other income	—	—	96	—	96
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(6,176)	(3,545)	277	12	(9,432)
Provision for income taxes	—	1	203	—	204
Equity in income (loss) of subsidiaries	(3,460)	74	—	3,386	—
NET INCOME (LOSS)	$(9,636)	$(3,472)	$74	$3,398	$(9,636)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$(9,636)	$(3,472)	$74	$3,398	$(9,636)
Foreign currency translation adjustments	—	—	2,569	—	2,569
Comprehensive income (loss)	$(9,636)	$(3,472)	$2,643	$3,398	$(7,067)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2018
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$28,489	$4,250	$(926)	$31,813
EXPENSES:
Depreciation and amortization	—	13,463	4,929	—	18,392
Impairment of goodwill	—	2,518	1,978	—	4,496
Cost of sales	—	332	56	(283)	105
Selling, general and administrative	260	8,653	2,244	(643)	10,514
	260	24,966	9,207	(926)	33,507
INCOME (LOSS) FROM OPERATIONS	(260)	3,523	(4,957)	—	(1,694)
Interest income (expense), net	(12,618)	313	219	—	(12,086)
Foreign currency exchange gains (losses)	—	(1)	1,113	—	1,112
Other income	—	50	22	—	72
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(12,878)	3,885	(3,603)	—	(12,596)
Provision (benefit) for income taxes	—	47	(929)	—	(882)
Equity in income (loss) of subsidiaries	1,164	(2,674)	—	1,510	—
NET INCOME (LOSS)	$(11,714)	$1,164	$(2,674)	$1,510	$(11,714)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2018
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$(11,714)	$1,164	$(2,674)	$1,510	$(11,714)
Foreign currency translation adjustments	—	—	(5,589)	24	(5,565)
Comprehensive income (loss)	$(11,714)	$1,164	$(8,263)	$1,534	$(17,279)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$33,093	$12,144	$(942)	$44,295
EXPENSES:
Depreciation and amortization	—	34,482	9,775	(25)	44,232
Cost of sales	—	327	6	(290)	43
Selling, general and administrative	260	8,637	2,406	(652)	10,651
	260	43,446	12,187	(967)	54,926
LOSS FROM OPERATIONS	(260)	(10,353)	(43)	25	(10,631)
Interest expense, net	(11,913)	(466)	(18)	—	(12,397)
Foreign currency exchange gains (losses)	—	2	(87)	—	(85)
Other income	—	—	96	—	96
Loss before income taxes and equity in loss of subsidiaries	(12,173)	(10,817)	(52)	25	(23,017)
Benefit for income taxes	—	(1)	(1)	—	(2)
Equity in loss of subsidiaries	(10,842)	(51)	—	10,893	—
NET LOSS	$(23,015)	$(10,867)	$(51)	$10,918	$(23,015)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net loss	$(23,015)	$(10,867)	$(51)	$10,918	$(23,015)
Foreign currency translation adjustments	—	—	3,280	111	3,391
Comprehensive income (loss)	$(23,015)	$(10,867)	$3,229	$11,029	$(19,624)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2018
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(12,127)	$30,125	$937	$—	$18,935
Cash flows from investing activities:
Cash invested in seismic data	—	(9,154)	(4,837)	—	(13,991)
Cash paid to acquire property and equipment	—	(141)	(32)	—	(173)
Cash from sale of seismic data and property and equipment	—	32	26	—	58
Advances to Seitel Holdings, Inc.	—	(7)	—	—	(7)
Net cash used in investing activities	—	(9,270)	(4,843)	—	(14,113)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(138)	—	(138)
Intercompany transfers	12,127	(12,056)	(71)	—	—
Net cash provided by (used in) financing activities	12,127	(12,056)	(209)	—	(138)
Effect of exchange rate changes	—	(1)	(111)	—	(112)
Net increase (decrease) in cash and cash equivalents	—	8,798	(4,226)	—	4,572
Cash and cash equivalents at beginning of period	—	43,380	27,201	—	70,581
Cash and cash equivalents at end of period	$—	$52,178	$22,975	$—	$75,153

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(12,220)	$17,498	$15,576	$—	$20,854
Cash flows from investing activities:
Cash invested in seismic data	—	(9,491)	(6,610)	—	(16,101)
Cash paid to acquire property and equipment	—	(149)	(101)	—	(250)
Cash from sale of seismic data and property and equipment	—	—	3	—	3
Advances to Seitel Holdings, Inc.	—	(8)	—	—	(8)
Net cash used in investing activities	—	(9,648)	(6,708)	—	(16,356)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(112)	—	(112)
Intercompany transfers	12,220	(12,220)	—	—	—
Net cash provided by (used in) financing activities	12,220	(12,220)	(112)	—	(112)
Effect of exchange rate changes	—	—	460	—	460
Net increase (decrease) in cash and cash equivalents	—	(4,370)	9,216	—	4,846
Cash and cash equivalents at beginning of period	—	47,971	8,026	—	55,997
Cash and cash equivalents at end of period	$—	$43,601	$17,242	$—	$60,843

NOTE L-SUBSEQUENT EVENTS
The Company is a wholly-owned subsidiary of Seitel Holdings, Inc. (“Holdings”). Holdings is an investment entity in which ValueAct Capital Master Fund, L.P. (“ValueAct”) owned a majority interest and Centerbridge Capital Partners II, L.P. and Centerbridge Capital Partners SBS II, L.P. (together with Centerbridge Capital Partners II, L.P., “Centerbridge”) owned a minority interest. On July 17, 2018, Holdings, ValueAct and Centerbridge entered into a Securities Purchase Agreement through which Centerbridge exercised its rights under the Amended and Restated Securities Holders Agreement, dated May 23, 2011 to acquire all of ValueAct’s ownership interest in Holdings (previously defined as the “July 2018 Transaction”). The July 2018 Transaction resulted in a change of control at the Holdings level and Centerbridge now owns approximately 99.7% of the issued and outstanding shares of Holdings. The July 2018 Transaction will be accounted for as a business combination using the acquisition method in which a new basis of accounting at fair value is established in the acquirer’s financial statements for the assets acquired and liabilities assumed. The Company is currently evaluating whether the acquirer’s new accounting basis at fair value will be pushed-down to its subsequent financial statements.
Pursuant to Chief Executive Officer Mr. Robert D. Monson’s employment agreement, Mr. Monson was entitled to certain severance payments and benefits in the event his employment was terminated without cause, voluntarily or involuntarily after the July 2018 Transaction, including a cash severance payment in an amount equal to three times the sum of his base salary plus target bonus (the “Cash Payment”). On July 19, 2018, the Company entered into a letter agreement with Mr. Monson whereby the Company agreed to pay Mr. Monson an amount equal to the sum of the Cash Payment and a gross up for certain taxes, and in return Mr. Monson irrevocably waived certain rights and claims, including the right to receive additional severance payments and benefits under his employment agreement upon a future termination of his employment. As a result, the Company paid Mr. Monson $5.5 million in July 2018 that will be reflected as an expense of the Company in its statement of operations for the quarter ending September 30, 2018.

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
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking, among others. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward-looking. The words “believe”, “expect”, “anticipate”, “estimate”, “project”, “propose”, “plan”, “target”, “foresee”, “should”, “intend”, “may”, “will”, “would”, “could”, “potential” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance, but represent our present belief, based on our current expectations and assumptions, with respect to future events and their potential effect on us. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. Such risks and uncertainties include, without limitation, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of economic conditions, our ability to obtain financing on satisfactory terms if internally generated cash flows are insufficient to fund our capital needs, the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally and changes in the capital expenditure budgets of our customers, as well as the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and updated in our Quarterly Report on Form 10-Q for the period ended March 31, 2018, both filed with the Securities and Exchange Commission (“SEC”).
The forward-looking statements contained in this report speak only as of the date hereof and readers are cautioned not to place undue reliance or project future results based on such forward-looking statements or present or prior earnings levels. Except as required by applicable law, we disclaim any duty to update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and updated in our Quarterly Report on Form 10-Q for the period ended March 31, 2018, both filed with the SEC and in our future periodic reports filed with the SEC.
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
Crude oil prices have continued to strengthen, averaging over $65 per barrel year-to-date, due to improved fundamentals. E&P companies continue to maintain cautious optimism for commodity prices and remain judicious with capital spending. As a result, our cash resales activity in the first half of 2018 remained relatively flat with the first half of 2017. We remain cautiously optimistic that we will see improvements in seismic spending from our E&P clients in the second half of 2018. We do, however, believe that seismic spending will continue to fluctuate quarter to quarter as E&P companies continue to closely evaluate spending levels. We believe our asset-light business model, variable cost structure and streamlined support structure allow us to respond to changes, both positive and negative, in the industry environment.

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
North America Drilling Activity: The North American land rig count averaged over 1,100 rigs in the first half of 2018. As of July 27, 2018, the North American land rig count was 1,253. The North American land rig count is forecast to remain above 1,000 rigs in 2018.
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

Cash resales for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash resales	$11,538	$12,904	$25,820	$26,925

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

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, cash flows from operating activities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash EBITDA	$7,250	$8,409	$16,382	$17,259
Add (subtract) other components not included in cash EBITDA:
Cash acquisition underwriting revenue	1,432	4,272	4,633	11,146
Revenue recognition adjustments from contracts payable in cash	(1,344)	4,974	190	3,898
Severance and other non-routine costs	—	(103)	(105)	(103)
Interest expense, net	(6,032)	(6,187)	(12,086)	(12,397)
Amortization of deferred financing costs	350	317	692	627
Other cash operating income	9	—	18	—
Current income tax benefit (expense)	270	(177)	(95)	(583)
Changes in operating working capital	(3,354)	(4,785)	9,306	1,007
Net cash provided by (used in) operating activities	$(1,419)	$6,720	$18,935	$20,854

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2018 to August 9, 2018, we added approximately 400 square miles of seismic data to our library. As of August 9, 2018, we had over 400 square miles of seismic data in progress.
Critical Accounting Policies
We operate in one business segment, which consists of seismic data acquisition, seismic data licensing, seismic reproduction services and seismic data processing. On January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The adoption of the new revenue recognition standard did not have a material impact on our revenue recognition policies. Additionally, we adopted ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” on April 1, 2018 in order to simplify the measurement of goodwill impairment losses. See Note A, “Basis of Presentation” in the Condensed Consolidated Interim Financial Statements for further discussion of our adoption of new accounting standards in 2018.

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
Results of Operations
Revenue
The following table summarizes the components of our revenue for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Acquisition underwriting revenue:
Cash underwriting	$1,432	$4,272	$4,633	$11,146
Underwriting from non-monetary exchanges	—	87	—	126
Total acquisition underwriting revenue	1,432	4,359	4,633	11,272
Resale licensing revenue:
Cash resales	11,538	12,904	25,820	26,925
Non-monetary exchanges	—	1,000	—	1,250
Revenue recognition adjustments	(1,281)	4,974	253	3,898
Total resale licensing revenue	10,257	18,878	26,073	32,073
Total seismic revenue	11,689	23,237	30,706	43,345
Solutions and other	635	463	1,107	950
Total revenue	$12,324	$23,700	$31,813	$44,295
Total revenue was $12.3 million in the second quarter of 2018 compared to $23.7 million in the second quarter of 2017. Acquisition underwriting revenue was $1.4 million in the second quarter of 2018 compared to $4.4 million in the second quarter of 2017. New data acquisition activity in the second quarter of 2018 was primarily focused in the Niobrara and Austin Chalk areas in the U.S. Total resale licensing revenue was $10.3 million in the second quarter of 2018 compared to $18.9 million in the second quarter of 2017. Cash resales were $11.5 million in the second quarter of 2018 compared to $12.9 million in the second quarter of 2017 as companies continued to be judicious in their capital spending. Non-monetary exchanges fluctuate quarter to quarter depending upon the data available for trade. No such opportunities occurred in the second quarter or first six months of 2018. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The $6.3 million decrease in revenue recognition adjustments between the second quarters of 2017 and 2018 primarily resulted from a decrease in selections of data from library card contracts, an increase in deferrals associated with new licensing contracts and a decrease in revenue recognized on previously deferred direct licensing contracts.
Total revenue for the first six months of 2018 was $31.8 million compared to $44.3 million in the first six months of 2017. Acquisition underwriting revenue was $4.6 million for the first six months of 2018 compared to $11.3 million in the first six months of 2017. The decrease in acquisition revenue was due to a reduction between periods in the average cost per square mile of the specific data being acquired primarily due to the geographic location of the surveys coupled with a reduction in the average underwriting percentage in the first six months of 2018 compared to 2017. New data acquisition activity in the first six months of 2018 was focused in the Niobrara, Permian and Austin Chalk areas in the U.S. and in the Duvernay area in Canada. Total resale licensing revenue was $26.1 million in the first six months of 2018 compared to $32.1 million in the first six months of 2017. Cash resales for the first six months of 2018 were $25.8 million compared to $26.9 million in the first six months of 2017 reflecting continued disciplined capital spending by our E&P clients in 2018. Revenue recognition adjustments decreased $3.6 million from the first six months of 2017 to the first six months of 2018 primarily due to a decrease in selections of data from library card contracts and a decrease in revenue recognized on previously deferred direct licensing contracts.
At June 30, 2018, we had a deferred revenue balance of $15.2 million, compared to the December 31, 2017 balance of $13.1 million. The deferred revenue balance was related to (i) deferred revenue on data acquisition projects, (ii) data licensing contracts where selection of specific data had not yet occurred, (iii) data licensing contracts with data products not yet available and (iv) data licensing contracts where any other revenue recognition criteria has not yet been met. The deferred revenue will be recognized as work progresses on the data acquisition contracts, when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts if full selection has not occurred, as the data products become available or as all of the revenue recognition criteria are met.
Depreciation and Amortization
The table below sets forth the components of depreciation and amortization and presents seismic data amortization as a percentage of total seismic revenue for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Amortization of seismic data:
Income forecast	$2,702	23.1%	$9,645	41.5%	$7,402	24.1%	$20,481	47.3%
Straight-line	5,268	45.1%	12,201	52.5%	10,769	35.1%	22,971	53.0%
Total amortization of seismic data	7,970	68.2%	21,846	94.0%	18,171	59.2%	43,452	100.3%
Depreciation of property and equipment	111		123		221		260
Amortization of acquired intangibles	—		—		—		520
Total	$8,081		$21,969		$18,392		$44,232
Total seismic data library amortization amounted to $8.0 million in the second quarter of 2018 compared to $21.8 million in the second quarter of 2017 and $18.2 million for the first half of 2018 compared to $43.5 million in the first half of 2017. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during the period as well as the amount of straight-line amortization required under our accounting policy. Income forecast amortization as a percentage of total seismic revenue decreased from 2017 to 2018 primarily due to the mix of data being licensed including lower acquisition underwriting revenue, all such revenue being subject to amortization, and an increase in resale revenue recognized from data whose costs were fully amortized. In the three and six months ended June 30, 2018, the percentage of resale revenue recognized from data whose costs were fully amortized was 76% and 77%, respectively, as compared to 50% and 44% in the three and six months ended June 30, 2017. Straight-line amortization represents the expense required under our accounting policy to ensure the book value of our data is fully amortized within four years of when the data becomes available for licensing. The amount of straight-line amortization varies between periods due to the distribution of revenue among the various seismic surveys. The decrease in straight-line amortization was due to reduced capital expenditures attributed to seismic data beginning in 2014 and surveys from those higher capital expenditure years becoming fully amortized.
Impairment of Goodwill
In the second quarter of 2018, we recorded a goodwill impairment of $4.5 million. Due to a change in ownership that occurred at our parent company level in July 2018, we assessed the recoverability of our goodwill as of June 30, 2018 and determined that an impairment was necessary. We compared the fair value of the reporting unit based on the purchase price paid in the July 2018 transaction to the carrying amount of the reporting unit and recorded a goodwill impairment for the amount by which the carrying amount exceeded the fair value.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $4.8 million in the second quarter of 2018 compared to $5.0 million in the second quarter of 2017 and $10.5 million in the first six months of 2018 compared to $10.7 million in the first six months of 2017. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash SG&A expenses	$4,806	$4,997	$10,511	$10,645
Non-cash compensation expense	1	8	3	6
Total	$4,807	$5,005	$10,514	$10,651
Cash SG&A expenses were consistent between comparable periods with no significant fluctuations in individual items.
Income Taxes
Income tax expense (benefit) was $(0.8) million in the second quarter of 2018 compared to $0.2 million in the second quarter of 2017. The income tax benefit in the second quarter of 2018 was comprised of a $0.4 million benefit related to our Canadian operations and a refund of previously paid interest totaling $0.4 million related to the 2016 settlement of an appeal with Canada Revenue Agency on uncertain tax positions. The income tax expense in the second quarter of 2017 primarily related to our Canadian operations. The U.S. federal tax benefit resulting from our second quarter 2018 and 2017 U.S. operations of $1.0 million and $3.4 million, respectively, were offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.
Income tax benefit was $0.9 million for the six months ended June 30, 2018 and $2,000 for the six months ended June 30, 2017. The benefit for the first six months of 2018 was comprised of a $0.5 million benefit related to our Canadian operations and the $0.4 million refund of interest discussed above. The U.S. federal tax benefit resulting from our U.S. operations for the first six months of 2018 and 2017 of $1.3 million and $7.9 million, respectively, were offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.
We continue to evaluate the provisions of U.S tax reform enacted in December 2017. At December 31, 2017, we performed a preliminary assessment of the net effects of tax reform and recognized a reasonable estimate of the impact in our year-end 2017 financial statements. As we did not have all the necessary information to analyze all income tax effects of tax reform, we are continuing to evaluate tax reform and will adjust the provisional amounts recorded as additional information is obtained. We are finalizing our determination of cumulative undistributed foreign earnings through December 31, 2017 and as of June 30, 2018, currently estimate the amount to be positive earnings and profits. However, the one-time transition tax on the deemed repatriation is expected to be offset against our 2017 net operating loss; therefore, no additional tax expense has been recorded. The ultimate impact of tax reform may differ from our provisional amounts due to changes in our interpretations and assumptions, as well as additional regulatory guidance that may be issued. We recorded no changes to our provisional amounts in the second quarter or first six months of 2018 and expect to complete our detailed analysis no later than the fourth quarter of 2018.
Net Loss
Net loss was $9.8 million in the second quarter of 2018 compared to $9.6 million in the second quarter of 2017 and $11.7 million in the first six months of 2018 compared to $23.0 million in the first six months of 2017. The increase in net loss between the second quarter of 2017 and the second quarter of 2018 was primarily due to a decrease in total revenues and the goodwill impairment charge partially offset by a decrease in amortization expense associated with our seismic data library and an increase in income tax benefit. The decrease in net loss between the first six-month periods of 2017 and 2018 was primarily due to a decrease in amortization expense associated with our seismic data library and an increase in income tax benefit partially offset by a decrease in total revenues and the goodwill impairment charge.
Liquidity and Capital Resources
As of June 30, 2018, we had $75.2 million in consolidated cash, cash equivalents and short-term investments, including $0.1 million of restricted cash. Cash held by our foreign subsidiaries fluctuates throughout the year and at June 30, 2018, was approximately $22.9 million in Canada and less than $50,000 in Mexico. Historically, the cash held by our foreign subsidiaries was reinvested indefinitely and was generally subject to U.S. income tax only upon repatriation to the U.S. However, U.S. tax reform enacted in 2017 imposed a one-time transition tax on the deemed repatriation of cumulative undistributed foreign earnings. We have analyzed our foreign working capital and cash requirements and the potential tax liabilities that would be attributable to a repatriation and currently expect that we will repatriate approximately $20 million of cash in 2018 as a one-time distribution that was previously deemed to be permanently reinvested.
Our primary sources of liquidity are cash on hand and cash generated from operations.
9½% Senior Unsecured Notes: On March 20, 2013, we issued in a private placement $250.0 million aggregate principal amount of our 9½% Senior Notes. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. The notes mature on April 15, 2019. We are currently evaluating our options to refinance all or a portion of the 9½% Senior Notes; however, no firm plans for refinancing have been reached to date. To the best of our knowledge, we were in compliance with all covenants contained in the indenture governing our 9½% Senior Notes at June 30, 2018.
Cash Flows from Operating Activities: Cash flows provided by operating activities were $18.9 million and $20.9 million for the six months ended June 30, 2018 and 2017, respectively. Operating cash flows for 2018 decreased from 2017 primarily due to lower collections on acquisition underwriting revenue and higher income tax payments, partially offset by lower payments of annual incentive compensation.
Cash Flows from Investing Activities: Cash flows used in investing activities were $14.1 million and $16.4 million for the six months ended June 30, 2018 and 2017, respectively. Cash expenditures for seismic data were $14.0 million and $16.1 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in cash invested in seismic data for 2018 compared to 2017 was due to a lower cost per square mile of the specific data being acquired primarily due to the geographic location of the surveys and also due to a reduction in cash purchases of seismic data, partially offset by working capital changes.
Cash Flows from Financing Activities: Cash flows used in financing activities were $0.1 million for each of the six months ended June 30, 2018 and 2017.
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
Deferred Taxes
As of June 30, 2018, we had a net deferred tax liability of $0.7 million attributable to our Canadian operations. In the United States, we had a federal deferred tax asset of $61.5 million, which was fully offset by a valuation allowance. The recognition of the U.S. federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the federal deferred tax asset will be realized. As of June 30, 2018, it was more likely than not that all of the U.S. federal deferred tax asset will not be realized. Additionally, in the U.S., we had a state deferred tax asset of $0.9 million which was almost fully offset by a valuation allowance. The remaining state deferred tax asset of approximately $53,000 was recognized as it is more likely than not that the state deferred tax asset will be realized. Lastly, we had a deferred tax asset of $0.2 million related to our operations in Mexico that was recognized as of June 30, 2018 as it is more likely than not that the Mexico deferred tax asset will be realized.
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

Capital Expenditures
During the six months ended June 30, 2018, capital expenditures for seismic data and property and equipment amounted to $9.1 million on a gross basis and $4.5 million on a net cash basis. Our capital expenditures for the first six months of 2018 are comprised of the following (in thousands):

Six Months Ended June 30, 2018
New data acquisition	$6,711
Cash purchases and data processing	2,223
Property and equipment	173
Total capital expenditures	9,107
Changes in working capital	5,057
Cash investment per statement of cash flows	$14,164
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

Six Months Ended June 30, 2018
Total capital expenditures	$9,107
Cash underwriting revenue	(4,633)
Net cash capital expenditures	$4,474
As of August 9, 2018, we had capital expenditure commitments related to data acquisition projects of approximately $13.6 million, of which we have obtained approximately $9.2 million of cash underwriting. We expect almost all of the $4.4 million of committed net cash capital expenditures to be incurred in 2018. See discussion of our sources of liquidity under “Liquidity and Capital Resources” beginning on page 36 of this Quarterly Report.

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
Additionally, certain intercompany balances between our U.S. and Canadian subsidiaries and a portion of cash held by our Canadian subsidiaries are denominated in U.S. dollars. Since this is not the functional currency of our Canadian subsidiary, the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign exchange risk as it relates to these balances. A sensitivity analysis on the balance as of June 30, 2018 indicates that if the U.S. dollar strengthened or weakened 3% (determined using an average of the last three years’ historical exchange rates) against the Canadian dollar, the effect upon our Consolidated Statements of Operations would be approximately $0.7 million.
We have not had any significant changes in our market risk exposures during the quarter ended June 30, 2018.

Item 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and President along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2018 were not effective due to the material weakness in internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Oversight Board (“PCAOB”) Audit Standard 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness which has caused management to conclude that as of June 30, 2018 our internal control over financial reporting were not effective at the reasonable assurance level.

Effective April 1, 2018, the Company adopted Financial Accounting Standards Board Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles - Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment” and performed a goodwill impairment test as of June 30, 2018. When performing the goodwill impairment test at June 30, 2018 pursuant to this new standard, the Company initially made an adjustment for foreign currency translation adjustments when determining the carrying amount of the Company’s reporting unit as of June 30, 2018. The Company’s independent auditors submitted that this adjustment should not be made. Upon further review of the ASU and discussion with an outside consultant, the Company determined that this adjustment should not be made and revised the amount of the goodwill impairment recorded in its financial statements for the six months ended June 30, 2018. The issue was resolved prior to the issuance of the Company’s June 30, 2018 financial statements and disclosure of the issue was made to the Company’s Audit Committee.

Notwithstanding the existence of the material weakness in the Company’s internal control over financial reporting, the Company’s management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Part I, Item 1, Note I to Condensed Consolidated Interim Financial Statements, which is incorporated herein by reference.

Item 1A.	RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended, initially filed with the SEC on February 16, 2018, and as updated under the heading “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed with the SEC on May 10, 2018, and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or results of operations. Except as previously disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2018, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
10.1
Second Amended and Restated Securities Holders Agreement dated as of July 17, 2018 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on July 19, 2018).

10.2	†	Letter Agreement dated as of July 23, 2018 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on July 26, 2018).
31.1	*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	**	Section 1350 Certification of Chief Executive Officer.
32.2	**	Section 1350 Certification of Chief Financial Officer.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract, compensation plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEITEL, INC.

Date: August 14, 2018	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2018	/s/ Marcia H. Kendrick
Marcia H. Kendrick
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)