Form 10-Q
period 2018-09-30
SEITEL INC
filed 2018-11-08
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Yes  ☐    No  ☒
As of November 5, 2018, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited) September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$81,521	$70,581
Receivables
Trade, net of allowance for doubtful accounts of $176	8,676	23,330
Notes and other	2,557	2,617
Due from Seitel Holdings, Inc.	—	1,191
Seismic data library, net of accumulated amortization of $1,292,277 and $1,274,808, respectively	62,976	74,542
Property and equipment, net of accumulated depreciation and amortization of $17,367 and $17,346, respectively	1,332	1,599
Prepaid expenses, deferred charges and other	5,134	1,842
Intangible assets, net of accumulated amortization of $48,948 and $49,485, respectively	900	900
Goodwill	180,253	187,243
Deferred income taxes	233	203
TOTAL ASSETS	$343,582	$364,048
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$23,183	$20,198
Income taxes payable	41	2,777
Senior Notes	249,194	248,142
Obligations under capital leases	1,117	1,363
Deferred revenue	15,802	13,095
Deferred income taxes	880	1,359
TOTAL LIABILITIES	290,217	286,934
COMMITMENTS AND CONTINGENCIES (Note J)
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	400,596	400,592
Retained deficit	(334,598)	(314,671)
Accumulated other comprehensive loss	(12,633)	(8,807)
TOTAL STOCKHOLDER’S EQUITY	53,365	77,114
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$343,582	$364,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE	$22,195	$24,013	$54,008	$68,308
EXPENSES:
Depreciation and amortization	10,130	17,714	28,522	61,946
Impairment of goodwill	—	—	4,496	—
Cost of sales	7	31	112	74
Selling, general and administrative	10,855	5,049	21,369	15,700
	20,992	22,794	54,499	77,720
INCOME (LOSS) FROM OPERATIONS	1,203	1,219	(491)	(9,412)
Interest expense, net	(5,984)	(6,139)	(18,070)	(18,536)
Foreign currency exchange gains (losses)	(238)	(3)	874	(88)
Other income	13	—	85	96
Loss before income taxes	(5,006)	(4,923)	(17,602)	(27,940)
Provision (benefit) for income taxes	(286)	1,421	(1,168)	1,419
NET LOSS	$(4,720)	$(6,344)	$(16,434)	$(29,359)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(4,720)	$(6,344)	$(16,434)	$(29,359)
Foreign currency translation adjustments	1,739	4,752	(3,826)	8,143
Comprehensive loss	$(2,981)	$(1,592)	$(20,260)	$(21,216)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount
Balance, December 31, 2017	100	$—	$400,592	$(314,671)	$(8,807)
Amortization of stock-based compensation costs	—	—	4	—	—
Net loss	—	—	—	(16,434)	—
Dividends to Seitel Holdings, Inc.	—	—	—	(3,684)	—
Impact of adoption of new accounting standard	—	—	—	191	—
Foreign currency translation adjustments	—	—	—	—	(3,826)
Balance, September 30, 2018	100	$—	$400,596	$(334,598)	$(12,633)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(16,434)	$(29,359)
Depreciation and amortization	28,522	61,946
Impairment of goodwill	4,496	—
Deferred income tax benefit	(1,272)	(1,172)
Foreign currency exchange losses (gains)	(874)	88
Amortization of deferred financing costs	1,052	952
Amortization of stock-based compensation	4	9
Gain on sale of seismic data and property and equipment	(54)	(96)
Non-cash revenue	(1,837)	(1,554)
Decrease in receivables	14,748	12,470
Decrease (increase) in other assets	(2,404)	35
Increase (decrease) in deferred revenue	3,425	(3,532)
Increase in accounts payable and other liabilities	2,139	4,494
Net cash provided by operating activities	31,511	44,281
Cash flows from investing activities:
Cash invested in seismic data	(17,654)	(20,518)
Cash paid to acquire property and equipment	(208)	(362)
Cash from sale of seismic data and property and equipment	61	3
Advances to Seitel Holdings, Inc.	(554)	(11)
Net cash used in investing activities	(18,355)	(20,888)
Cash flows from financing activities:
Principal payments on capital lease obligations	(205)	(178)
Dividends to Seitel Holdings, Inc.	(1,939)	—
Net cash used in financing activities	(2,144)	(178)
Effect of exchange rate changes	(72)	1,061
Net increase in cash and cash equivalents	10,940	24,276
Cash and cash equivalents at beginning of period	70,581	55,997
Cash and cash equivalents at end of period	$81,521	$80,273
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,992	$11,974
Income taxes, net of refunds received	$3,722	$774
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$1,362	$1,250
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
September 30, 2018
NOTE A-BASIS OF PRESENTATION
Seitel, Inc. is a wholly-owned subsidiary of Seitel Holdings, Inc. (“Holdings”). Holdings is an investment entity in which Centerbridge Capital Partners II, L.P. and Centerbridge Capital Partners SBS II, L.P. (together with Centerbridge Capital Partners II, L.P., “Centerbridge”) have owned a 99.8% interest since July 17, 2018. Prior to that time, ValueAct Capital Master Fund, L.P. (“ValueAct”) owned a majority interest and Centerbridge owned a minority interest. On July 17, 2018, Holdings, ValueAct and Centerbridge entered into a Securities Purchase Agreement through which Centerbridge exercised its rights under the Amended and Restated Securities Holders Agreement, dated May 23, 2011 to acquire all of ValueAct’s ownership interest in Holdings (the “July 2018 Transaction”). The July 2018 Transaction resulted in a change of control at the Holdings level; however, the fair value of the assets acquired and liabilities assumed related to this business combination have not been pushed-down to the Seitel, Inc. consolidated financial statements at this time.
The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The condensed consolidated balance sheet of the Company as of December 31, 2017 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
The following table presents the Company’s revenues disaggregated by component (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Acquisition underwriting revenue	$3,281	$6,941	$7,914	$18,213
Resale licensing revenue	17,978	16,472	44,051	48,545
Total seismic revenue	21,259	23,413	51,965	66,758
Solutions and other	936	600	2,043	1,550
Total revenue	$22,195	$24,013	$54,008	$68,308
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
The data license and acquisition services provided by the Company represent a single performance obligation as the data acquisition services are not distinct from the corresponding data license; therefore, acquisition underwriting revenue is recognized throughout the new survey creation period using the proportional performance method. The proportional performance amount at each reporting period is calculated using an input method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for its new survey creation projects and satisfaction of its performance obligation for recognition of its acquisition underwriting revenue. On average, the duration of the new survey creation process is approximately 12 to 18 months.
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

Non-exclusive licenses provide each customer a right to use the seismic data licensed as it exists at contract execution. Therefore, revenue from the non-exclusive licensing of seismic data is typically recognized at the point in time when the following criteria are met:

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

Revenue from Non-Monetary Exchanges
In certain cases, the Company will take ownership of a customer’s seismic data or revenue interest therein (collectively referred to as “data”) in exchange for a non-exclusive license to selected seismic data from the Company’s library or, in some cases, reproduction or data processing services. In connection with specific data acquisition contracts, the Company may choose to receive both cash and ownership of seismic data from the customer as consideration for the underwriting of new data acquisition. These transactions are referred to as non-monetary exchanges. A non-monetary exchange for data always complies with the following criteria:

•	the data licensed to a customer is always distinct from the data received from that customer;

•	the customer forfeits ownership of the data received by the Company; and

•	the Company retains ownership of the data licensed to a customer.
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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time that the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Seismic data library additions	$1,362	$—	$1,362	$1,250
Revenue recognized on specific data licenses or selections of data	1,322	—	1,385	1,250
Revenue recognized related to acquisition contracts	—	103	—	229
Revenue recognized related to Solutions and other revenue	418	44	452	75
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
Deferred Commissions: The Company’s incremental direct costs of obtaining a contract, which primarily consist of sales commissions, are recognized as expense as revenue is recognized on the corresponding contract. Therefore, sales commissions are deferred on licenses that have been invoiced for which payment is due or has been received, but that have not met the criteria needed for revenue recognition. Deferred commissions are included in prepaid expenses, deferred charges and other assets in the consolidated balance sheets and were $0.2 million as of both September 30, 2018 and December 31, 2017.
Contract Liabilities: The Company’s contract liabilities consist of billings in excess of revenue recognized and are included in deferred revenue in the consolidated balance sheets. The Company’s deferred revenue balance is comprised of (i) deferred revenue on data acquisition projects, (ii) data licensing contracts where selection of specific data had not yet occurred, (iii) data licensing contracts with data products not yet available and (iv) data licensing contracts where any other revenue recognition criteria has not yet been met. The deferred revenue will be recognized as work progresses on the data acquisition contracts, when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts if full selection has not occurred, as the data products become available or as all of the revenue recognition criteria are met. Revenue recognized that had been previously deferred was $3.7 million during the nine months ended September 30, 2018 and $6.5 million during the nine months ended September 30, 2017.
At September 30, 2018, we had a deferred revenue balance of $15.8 million, compared to the December 31, 2017 balance of $13.1 million. The deferred revenue balance as of September 30, 2018 is scheduled to be recognized no later than the following, based on the contractual expiration of the selection period or the Company’s estimate of progress on acquisition projects and the availability of data products, although some revenue may be recognized earlier (in thousands):

2018	$11,110
2019	2,851
2020 and thereafter	1,841
Remaining Performance Obligations: Remaining performance obligations represents the transaction price of executed acquisition contracts for which work has not been performed. In addition to the $15.8 million total deferred revenue balance as of September 30, 2018, an additional $6.3 million related to the aggregate amount of transaction price allocated to remaining performance obligations remained. The Company expects to recognize revenue of approximately $4.8 million related to those remaining performance obligations during 2018 with the remainder in 2019.
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
Costs of Seismic Data Library
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data and reprocessing existing data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $0.6 million for each of the three months ended September 30, 2018 and 2017 and $1.8 million and $2.0 million for the nine months ended September 30, 2018 and 2017, respectively.
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
The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of October 1, 2018, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

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
The Company did not have any impairment charges during the nine months ended September 30, 2018 or 2017.

NOTE D-GOODWILL AND OTHER INTANGIBLES
At least annually on October 1st, and more frequently if warranted, the Company assesses its goodwill and indefinite lived intangible assets for impairment. Due to the July 2018 Transaction, the Company performed a goodwill impairment test as of June 30, 2018 and determined that the carrying amount of the reporting unit was less than its fair value and recorded a goodwill impairment loss of approximately $4.5 million. The fair value of the reporting unit used for the goodwill impairment test was determined based on the purchase price paid in the July 2018 Transaction.
No impairment losses were recorded for goodwill in periods prior to June 30, 2018 or during the three months ended September 30, 2018. Changes in the carrying amount of goodwill for the nine months ended September 30, 2018 were as follows (in thousands):

September 30, 2018
Balance at beginning of year	$187,243
Impairment loss	(4,496)
Translation adjustments	(2,494)
Balance at September 30, 2018	$180,253
In addition to goodwill, the Company also assessed its tradename indefinite lived intangible assets for impairment and determined that those assets were not impaired.
NOTE E-INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. The changes include, but are not limited to, a decrease in the U.S. corporate tax rate from 35% to 21%, the transition of U.S. international taxation from a worldwide tax system to a territorial system, allowing for immediate expensing of certain qualified property, modifications to many business deductions and credits and providing various tax incentives. Due to the complexities involved in the accounting for the enactment of the new law, the Securities and Exchange Commission staff released Staff Accounting Bulletin 118 on December 23, 2017, which allowed companies to record a provisional impact of the Tax Act during a measurement period, not to exceed one year, in situations where companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period which includes enactment. The Company recorded its provisional estimates related to the realizability of the Company’s alternative minimum tax credit and taxes on mandatory deemed repatriation of foreign earnings as of December 31, 2017 which resulted in a benefit to income taxes of $2.4 million. As of September 30, 2018, the Company finalized its determination of cumulative undistributed foreign earnings through December 31, 2017, which resulted in a one-time increase to taxable income of $17.8 million for the deemed repatriation. No additional tax expense was recorded related to the mandatory deemed repatriation of foreign earnings due to the use of the Company’s 2017 net operating loss that was previously offset by a valuation allowance.
Beginning in 2018, the Tax Act may also trigger a taxable deemed dividend to the extent that the annual earnings of the Company’s foreign subsidiaries exceed a specified threshold based on the value of tangible foreign operating assets. The deemed dividend, if any, from this global intangible low-taxed income (“GILTI”) may be offset by the use of other tax attributes. The Company is allowed to make an accounting policy choice to either treat any taxes on GILTI inclusions as a current-period expense when incurred or factor such amounts into the Company’s measurement of its deferred taxes. The Company has elected to treat any future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred.
NOTE F-DEBT
The following is a summary of the Company’s debt (in thousands):

	September 30, 2018	December 31, 2017
9½% Senior Notes	$250,000	$250,000
Less: unamortized debt issuance costs	(806)	(1,858)
	$249,194	$248,142
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
Upon a change of control (as defined in the indenture), each holder of the 9½% Senior Notes will have the right to require the Company to offer to purchase all of such holder’s notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest. The July 2018 Transaction did not result in a change of control as defined in the indenture.
NOTE G-STOCKHOLDER’S EQUITY
In prior years and during the six months ended June 30, 2018, Holdings did not maintain a cash account. Therefore, the Company made payments, as needed, on Holdings’ behalf for corporate expenditures such as taxes and share repurchases for employees that have left the Company and who held equity instruments in Holdings. The Company received payments on the outstanding balance only when Holdings received cash from stock issuances. Prior to the dividend discussed below, the balance due from Holdings was $1.7 million (the “Holdings Receivable”).
In July 2018, Holdings established a cash account; however, since it is a holding company, it is reliant on funding from Seitel, Inc. to cover most of its expenditures. As part of the July 2018 Transaction, Holdings incurred $1.9 million of expenses related to the transaction and for share repurchases for employees and directors that have left the Company. These payments were funded by a cash dividend from Seitel, Inc. to Holdings. Additionally, in September 2018, the Board of Directors of Seitel, Inc. approved an additional dividend for the Holdings Receivable resulting in a total dividend in the third quarter of 2018 of $3.7 million. The expectation is that future permitted payments such as taxes and share repurchases will be treated as dividends to Holdings.
NOTE H-FAIR VALUE MEASUREMENTS
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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At September 30, 2018:
Cash equivalents	$81,342	$81,342	$—	$—
At December 31, 2017:
Cash equivalents	$70,298	$70,298	$—	$—
The Company had no transfers of assets between any of the above levels during the nine months ended September 30, 2018 or 2017.
Cash equivalents include treasury bills and money market funds that invest in United States government obligations and Canadian investment accounts, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturities.
Other Financial Instruments:
At September 30, 2018, the carrying value of the Company’s debt was $249.2 million, net of $0.8 million of unamortized debt issuance costs. At December 31, 2017, the carrying value was $248.1 million, net of $1.9 million of unamortized debt issuance costs. The estimated fair value of the debt was approximately $249.9 million at September 30, 2018 and $250.3 million at December 31, 2017. The fair value of the Company’s 9½% Senior Notes is based on quoted market prices (Level 1 inputs).

NOTE I-STATEMENT OF CASH FLOW INFORMATION
Cash and cash equivalents at September 30, 2018 and December 31, 2017 included $0.1 million and $0.6 million, respectively, of restricted cash related to collateral on seismic operations bonds.
For purposes of the statement of cash flows, the Company considers all highly liquid investments or debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains its day-to-day operating cash and temporary excess cash with various banking institutions that, in turn, invest in time deposits and U.S. Treasury bills.
Income taxes paid during the nine months ended September 30, 2018 and 2017 were $4.3 million and $0.8 million, respectively. During the nine months ended September 30, 2018, the Company also received income tax refunds totaling $0.5 million.
The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Nine Months Ended September 30,
	2018	2017
Non-monetary exchanges related to resale licensing	$1,210	$1,250
Non-monetary exchanges related to data processing and reproduction services	152	—
Total non-cash additions to seismic data library	$1,362	$1,250

Non-cash revenue consisted of the following (in thousands):

	Nine Months Ended September 30,
	2018	2017
Acquisition revenue on underwriting from non-monetary exchange contracts	$—	$229
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	1,385	1,250
Solutions and other revenue recognized from non-monetary exchange contracts	452	75
Total non-cash revenue	$1,837	$1,554
NOTE J-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At September 30, 2018, the Company has recorded the estimated amount of potential exposure it may have with respect to claims. Such amounts are not material to the financial statements.
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
NOTE L-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION
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
The following consolidating condensed financial information presents the consolidating condensed balance sheets as of September 30, 2018 and December 31, 2017, the consolidating condensed statements of operations and statements of comprehensive income (loss) for the three and nine months ended September 30, 2018 and September 30, 2017 and the consolidating condensed statements of cash flows for the nine months ended September 30, 2018 and 2017 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for under the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET
As of September 30, 2018
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$79,219	$2,302	$—	$81,521
Receivables
Trade, net	—	6,897	1,779	—	8,676
Notes and other	2,357	44	156	—	2,557
Intercompany receivables (payables)	(92,218)	92,203	15	—	—
Investment in subsidiaries	414,731	423,102	710	(838,543)	—
Net seismic data library	—	49,962	13,014	—	62,976
Net property and equipment	—	521	811	—	1,332
Prepaid expenses, deferred charges and other	390	2,668	2,076	—	5,134
Intangible assets, net	900	—	—	—	900
Goodwill	—	105,170	75,083	—	180,253
Deferred income taxes	—	45	188	—	233
TOTAL ASSETS	$326,160	$759,831	$96,134	$(838,543)	$343,582
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$10,945	$9,953	$2,285	$—	$23,183
Income taxes payable	23	18	—	—	41
Senior Notes	249,194	—	—	—	249,194
Obligations under capital leases	—	—	1,117	—	1,117
Deferred revenue	—	14,573	1,229	—	15,802
Deferred income taxes	—	—	880	—	880
TOTAL LIABILITIES	260,162	24,544	5,511	—	290,217
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,596	—	—	—	400,596
Parent investment	—	764,105	133,722	(897,827)	—
Retained deficit	(334,598)	(28,818)	(30,090)	58,908	(334,598)
Accumulated other comprehensive loss	—	—	(13,009)	376	(12,633)
TOTAL STOCKHOLDER’S EQUITY	65,998	735,287	90,623	(838,543)	53,365
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$326,160	$759,831	$96,134	$(838,543)	$343,582

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$43,380	$27,201	$—	$70,581
Receivables
Trade, net	—	19,183	4,147	—	23,330
Notes and other	2,357	151	109	—	2,617
Due from Seitel Holdings, Inc.	—	1,191	—	—	1,191
Intercompany receivables (payables)	(75,641)	73,244	2,397	—	—
Investment in subsidiaries	411,423	425,736	702	(837,861)	—
Net seismic data library	—	57,703	16,839	—	74,542
Net property and equipment	—	593	1,006	—	1,599
Prepaid expenses, deferred charges and other	31	1,164	647	—	1,842
Intangible assets, net	900	—	—	—	900
Goodwill	—	107,688	79,555	—	187,243
Deferred income taxes	—	51	152	—	203
TOTAL ASSETS	$339,070	$730,084	$132,755	$(837,861)	$364,048
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$5,007	$9,421	$5,770	$—	$20,198
Income taxes payable	—	12	2,765	—	2,777
Senior Notes	248,142	—	—	—	248,142
Obligations under capital leases	—	—	1,363	—	1,363
Deferred revenue	—	11,568	1,527	—	13,095
Deferred income taxes	—	—	1,359	—	1,359
TOTAL LIABILITIES	253,149	21,001	12,784	—	286,934
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,592	—	—	—	400,592
Parent investment	—	764,105	156,782	(920,887)	—
Retained deficit	(314,671)	(55,022)	(27,652)	82,674	(314,671)
Accumulated other comprehensive loss	—	—	(9,159)	352	(8,807)
TOTAL STOCKHOLDER’S EQUITY	85,921	709,083	119,971	(837,861)	77,114
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$339,070	$730,084	$132,755	$(837,861)	$364,048

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2018
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$19,783	$2,734	$(322)	$22,195
EXPENSES:
Depreciation and amortization	—	8,489	1,641	—	10,130
Cost of sales	—	7	—	—	7
Selling, general and administrative	237	9,951	989	(322)	10,855
	237	18,447	2,630	(322)	20,992
INCOME (LOSS) FROM OPERATIONS	(237)	1,336	104	—	1,203
Interest income (expense), net	(6,461)	448	29	—	(5,984)
Foreign currency exchange losses	—	—	(238)	—	(238)
Other income	—	13	—	—	13
Dividend income from subsidiary	—	23,062	—	(23,062)	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(6,698)	24,859	(105)	(23,062)	(5,006)
Provision (benefit) for income taxes	—	55	(341)	—	(286)
Equity in income of subsidiaries	1,978	236	—	(2,214)	—
NET INCOME (LOSS)	$(4,720)	$25,040	$236	$(25,276)	$(4,720)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2018
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$(4,720)	$25,040	$236	$(25,276)	$(4,720)
Foreign currency translation adjustments	—	—	1,739	—	1,739
Comprehensive income (loss)	$(4,720)	$25,040	$1,975	$(25,276)	$(2,981)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$13,148	$11,405	$(540)	$24,013
EXPENSES:
Depreciation and amortization	—	14,011	3,703	—	17,714
Cost of sales	—	244	1	(214)	31
Selling, general and administrative	169	3,916	1,290	(326)	5,049
	169	18,171	4,994	(540)	22,794
INCOME (LOSS) FROM OPERATIONS	(169)	(5,023)	6,411	—	1,219
Interest income (expense), net	(6,046)	(142)	49	—	(6,139)
Foreign currency exchange losses	—	(2)	(1)	—	(3)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(6,215)	(5,167)	6,459	—	(4,923)
Provision (benefit) for income taxes	—	(5)	1,426	—	1,421
Equity in income (loss) of subsidiaries	(129)	5,033	—	(4,904)	—
NET INCOME (LOSS)	$(6,344)	$(129)	$5,033	$(4,904)	$(6,344)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$(6,344)	$(129)	$5,033	$(4,904)	$(6,344)
Foreign currency translation adjustments	—	—	4,752	—	4,752
Comprehensive income (loss)	$(6,344)	$(129)	$9,785	$(4,904)	$(1,592)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2018
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$48,272	$6,984	$(1,248)	$54,008
EXPENSES:
Depreciation and amortization	—	21,952	6,570	—	28,522
Impairment of goodwill	—	2,518	1,978	—	4,496
Cost of sales	—	339	56	(283)	112
Selling, general and administrative	497	18,604	3,233	(965)	21,369
	497	43,413	11,837	(1,248)	54,499
INCOME (LOSS) FROM OPERATIONS	(497)	4,859	(4,853)	—	(491)
Interest income (expense), net	(19,079)	761	248	—	(18,070)
Foreign currency exchange gains (losses)	—	(1)	875	—	874
Other income	—	63	22	—	85
Dividend income from subsidiary	—	23,062	—	(23,062)	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(19,576)	28,744	(3,708)	(23,062)	(17,602)
Provision (benefit) for income taxes	—	102	(1,270)	—	(1,168)
Equity in income (loss) of subsidiaries	3,142	(2,438)	—	(704)	—
NET INCOME (LOSS)	$(16,434)	$26,204	$(2,438)	$(23,766)	$(16,434)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2018
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$(16,434)	$26,204	$(2,438)	$(23,766)	$(16,434)
Foreign currency translation adjustments	—	—	(3,850)	24	(3,826)
Comprehensive income (loss)	$(16,434)	$26,204	$(6,288)	$(23,742)	$(20,260)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$46,241	$23,549	$(1,482)	$68,308
EXPENSES:
Depreciation and amortization	—	48,493	13,478	(25)	61,946
Cost of sales	—	571	7	(504)	74
Selling, general and administrative	429	12,553	3,696	(978)	15,700
	429	61,617	17,181	(1,507)	77,720
INCOME (LOSS) FROM OPERATIONS	(429)	(15,376)	6,368	25	(9,412)
Interest income (expense), net	(17,959)	(608)	31	—	(18,536)
Foreign currency exchange losses	—	—	(88)	—	(88)
Other income	—	—	96	—	96
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(18,388)	(15,984)	6,407	25	(27,940)
Provision (benefit) for income taxes	—	(6)	1,425	—	1,419
Equity in income (loss) of subsidiaries	(10,971)	4,982	—	5,989	—
NET INCOME (LOSS)	$(29,359)	$(10,996)	$4,982	$6,014	$(29,359)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$(29,359)	$(10,996)	$4,982	$6,014	$(29,359)
Foreign currency translation adjustments	—	—	8,032	111	8,143
Comprehensive income (loss)	$(29,359)	$(10,996)	$13,014	$6,125	$(21,216)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2018
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(12,278)	$41,554	$2,235	$—	$31,511
Cash flows from investing activities:
Cash invested in seismic data	—	(11,770)	(5,884)	—	(17,654)
Cash paid to acquire property and equipment	—	(176)	(32)	—	(208)
Cash from sale of seismic data and property and equipment	—	32	29	—	61
Advances to Seitel Holdings, Inc.	—	(554)	—	—	(554)
Net cash used in investing activities	—	(12,468)	(5,887)	—	(18,355)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(205)	—	(205)
Dividends to Seitel Holdings, Inc.	—	(1,939)	—	—	(1,939)
Dividends from (to) subsidiaries	—	20,084	(20,084)	—	—
Intercompany transfers	12,278	(11,391)	(887)	—	—
Net cash provided by (used in) financing activities	12,278	6,754	(21,176)	—	(2,144)
Effect of exchange rate changes	—	(1)	(71)	—	(72)
Net increase (decrease) in cash and cash equivalents	—	35,839	(24,899)	—	10,940
Cash and cash equivalents at beginning of period	—	43,380	27,201	—	70,581
Cash and cash equivalents at end of period	$—	$79,219	$2,302	$—	$81,521

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(12,325)	$32,878	$23,728	$—	$44,281
Cash flows from investing activities:
Cash invested in seismic data	—	(13,081)	(7,437)	—	(20,518)
Cash paid to acquire property and equipment	—	(260)	(102)	—	(362)
Cash from sale of seismic data and property and equipment	—	—	3	—	3
Advances to Seitel Holdings, Inc.	—	(11)	—	—	(11)
Net cash used in investing activities	—	(13,352)	(7,536)	—	(20,888)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(178)	—	(178)
Intercompany transfers	12,325	(12,325)	—	—	—
Net cash provided by (used in) financing activities	12,325	(12,325)	(178)	—	(178)
Effect of exchange rate changes	—	—	1,061	—	1,061
Net increase in cash and cash equivalents	—	7,201	17,075	—	24,276
Cash and cash equivalents at beginning of period	—	47,971	8,026	—	55,997
Cash and cash equivalents at end of period	$—	$55,172	$25,101	$—	$80,273

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Crude oil prices have continued to strengthen, averaging over $65 per barrel year-to-date, due to improved fundamentals. E&P companies continue to maintain cautious optimism for commodity prices and remain judicious with capital spending. As a result, our cash resales activity in the first nine months of 2018 remained relatively flat with the first nine months of 2017. We remain cautiously optimistic that we will see improvements in seismic spending from our E&P clients in the fourth quarter of 2018. We do, however, believe that seismic spending will continue to fluctuate quarter to quarter as E&P companies continue to closely evaluate spending levels. We believe our asset-light business model, variable cost structure and streamlined support structure allow us to respond to changes, both positive and negative, in the industry environment.

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
North America Drilling Activity: The North American land rig count averaged slightly under 1,200 rigs in the first nine months of 2018. As of October 26, 2018, the North American land rig count was 1,247. The North American land rig count is expected to maintain this level of activity in the fourth quarter of 2018.
Availability of Capital for Our Customers: E&P companies have utilized cash flow from operations, bank debt and private equity as their primary sources of capital in 2018. The revolving credit facilities used by E&P companies have borrowing bases that are tied to the net present value of their reserves which fluctuate based on commodity prices. Stronger oil prices in 2018 have generally resulted in an increase in borrowing bases. However, fluctuations in commodity prices could impact availability of credit and costs of borrowing, which has had, and could continue to have, a material impact on the ability of such companies to obtain funding necessary to purchase our seismic data.
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

Cash resales for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash resales	$17,538	$16,546	$43,358	$43,471

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

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, cash flows from operating activities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash EBITDA	$12,901	$12,065	$29,283	$29,324
Add (subtract) other components not included in cash EBITDA:
Cash acquisition underwriting revenue	3,281	6,838	7,914	17,984
Revenue recognition adjustments from contracts payable in cash	(882)	(74)	(692)	3,824
Severance and other non-routine costs	(5,706)	(40)	(5,811)	(143)
Interest expense, net	(5,984)	(6,139)	(18,070)	(18,536)
Amortization of deferred financing costs	360	325	1,052	952
Other cash operating income	13	—	31	—
Current income tax expense	(9)	(2,008)	(104)	(2,591)
Changes in operating working capital	8,602	12,460	17,908	13,467
Net cash provided by operating activities	$12,576	$23,427	$31,511	$44,281

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2018 to November 5, 2018, we added approximately 500 square miles of seismic data to our library. As of November 5, 2018, we had approximately 650 square miles of seismic data in progress.
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
Results of Operations
Revenue
The following table summarizes the components of our revenue for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Acquisition underwriting revenue:
Cash underwriting	$3,281	$6,838	$7,914	$17,984
Underwriting from non-monetary exchanges	—	103	—	229
Total acquisition underwriting revenue	3,281	6,941	7,914	18,213
Resale licensing revenue:
Cash resales	17,538	16,546	43,358	43,471
Non-monetary exchanges	1,210	—	1,210	1,250
Revenue recognition adjustments	(770)	(74)	(517)	3,824
Total resale licensing revenue	17,978	16,472	44,051	48,545
Total seismic revenue	21,259	23,413	51,965	66,758
Solutions and other	936	600	2,043	1,550
Total revenue	$22,195	$24,013	$54,008	$68,308
Total revenue was $22.2 million in the third quarter of 2018 compared to $24.0 million in the third quarter of 2017. Acquisition underwriting revenue was $3.3 million in the third quarter of 2018 compared to $6.9 million in the third quarter of 2017. New data acquisition activity in the third quarter of 2018 was primarily focused in the Niobrara and Austin Chalk areas in the U.S. Total resale licensing revenue was $18.0 million in the third quarter of 2018 compared to $16.5 million in the third quarter of 2017. Cash resales were $17.5 million in the third quarter of 2018 compared to $16.5 million in the third quarter of 2017. Cash resales for the third quarter of 2018 benefited from merger and acquisition activity and asset disposition activity in U.S. unconventional plays as major oil companies, private equity players and international companies become more active in the U.S. Non-monetary exchanges fluctuate quarter to quarter depending upon the data available for trade. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The $0.7 million decrease in revenue recognition adjustments between the third quarters of 2017 and 2018 primarily resulted from an increase in deferrals associated with new licensing contracts partially offset by an increase in selections of data from library card contracts.
Total revenue for the first nine months of 2018 was $54.0 million compared to $68.3 million in the first nine months of 2017. Acquisition underwriting revenue was $7.9 million for the first nine months of 2018 compared to $18.2 million in the first nine months of 2017. The decrease in acquisition revenue was due to a reduction between periods in the average cost per square mile of the specific data being acquired primarily due to the geographic location of the surveys coupled with a reduction in the average underwriting percentage in the first nine months of 2018 compared to 2017. New data acquisition activity in the first nine months of 2018 was focused in the Niobrara, Permian and Austin Chalk areas in the U.S. and in the Duvernay area in Canada. Total resale licensing revenue was $44.1 million in the first nine months of 2018 compared to $48.5 million in the first nine months of 2017. Cash resales for the first nine months of 2018 were $43.4 million compared to $43.5 million in the first nine months of 2017 reflecting stronger performance in the U.S. primarily due to merger and acquisition and asset disposition activity partially offset by reduced activity in Canada due to limited capital spending by E&P companies resulting from oil price differentials and pipeline capacity shortfalls. Revenue recognition adjustments decreased $4.3 million from the first nine months of 2017 to the first nine months of 2018 primarily due to an increase in deferrals associated with new licensing contracts.
At September 30, 2018, we had a deferred revenue balance of $15.8 million, compared to the December 31, 2017 balance of $13.1 million. The deferred revenue balance was related to (i) deferred revenue on data acquisition projects, (ii) data licensing contracts where selection of specific data had not yet occurred, (iii) data licensing contracts with data products not yet available and (iv) data licensing contracts where any other revenue recognition criteria has not yet been met. The deferred revenue will be recognized as work progresses on the data acquisition contracts, when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts if full selection has not occurred, as the data products become available or as all of the revenue recognition criteria are met.
Depreciation and Amortization
The table below sets forth the components of depreciation and amortization and presents seismic data amortization as a percentage of total seismic revenue for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Amortization of seismic data:
Income forecast	$6,510	30.6%	$8,153	34.8%	$13,912	26.8%	$28,634	42.9%
Straight-line	3,506	16.5%	9,426	40.3%	14,275	27.5%	32,397	48.5%
Total amortization of seismic data	10,016	47.1%	17,579	75.1%	28,187	54.3%	61,031	91.4%
Depreciation of property and equipment	114		135		335		395
Amortization of acquired intangibles	—		—		—		520
Total	$10,130		$17,714		$28,522		$61,946
Total seismic data library amortization amounted to $10.0 million in the third quarter of 2018 compared to $17.6 million in the third quarter of 2017 and $28.2 million for the first nine months of 2018 compared to $61.0 million in the first nine months of 2017. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during the period as well as the amount of straight-line amortization required under our accounting policy. Income forecast amortization as a percentage of total seismic revenue decreased from 2017 to 2018 primarily due to the mix of data being licensed including lower acquisition underwriting revenue, all such revenue being subject to amortization. In all periods, we had resale revenue recognized from data whose costs were fully amortized. In the three and nine months ended September 30, 2018, the percentage of resale revenue recognized from data whose costs were fully amortized was 67% and 73%, respectively, as compared to 71% and 53% in the three and nine months ended September 30, 2017. Straight-line amortization represents the expense required under our accounting policy to ensure the book value of our data is fully amortized within four years of when the data becomes available for licensing. The amount of straight-line amortization varies between periods due to the distribution of revenue among the various seismic surveys. The decrease in straight-line amortization was due to reduced capital expenditures attributed to seismic data beginning in 2014 and surveys from those higher capital expenditure years becoming fully amortized.
Impairment of Goodwill
We recorded a goodwill impairment of $4.5 million in the second quarter of 2018. Due to a change in ownership that occurred at our parent company level in July 2018, we assessed the recoverability of our goodwill as of June 30, 2018 and determined that an impairment was necessary. We compared the fair value of the reporting unit based on the purchase price paid in the July 2018 transaction to the carrying amount of the reporting unit and recorded a goodwill impairment for the amount by which the carrying amount exceeded the fair value.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $10.9 million in the third quarter of 2018 compared to $5.0 million in the third quarter of 2017 and $21.4 million in the first nine months of 2018 compared to $15.7 million in the first nine months of 2017. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash SG&A expenses	$10,854	$5,046	$21,365	$15,691
Non-cash compensation expense	1	3	4	9
Total	$10,855	$5,049	$21,369	$15,700
The increase in cash SG&A expenses between the 2017 and 2018 periods was primarily to due a $5.6 million expense related to a payment, including a gross-up for taxes, to our Chief Executive Officer (“CEO”) in the third quarter of 2018 pursuant to a letter agreement between the CEO and Seitel, Inc. entered into on July 17, 2018 subsequent to a change in control that occurred at our parent company level in July 2018 (the “Cash Payment”).
Income Taxes
Income tax expense (benefit) was $(0.3) million in the third quarter of 2018 compared to $1.4 million in the third quarter of 2017. The income tax benefit in the third quarter of 2018 was primary related to a $0.4 million benefit related to our uncertain tax positions due to the lapse of statute of limitations in the third quarter of 2018 offset slightly by $0.1 million expense related to our Canadian operations. The income tax expense in the third quarter of 2017 was primarily comprised of a $1.8 million expense related to our Canadian operations slightly offset by a $0.4 million benefit related to our uncertain tax positions due to the lapse of statute of limitations in the third quarter of 2017. The U.S. federal tax benefit resulting from our third quarter 2018 and 2017 U.S. operations of $0.9 million and $3.9 million, respectively, were offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.
Income tax expense (benefit) was $(1.2) million for the nine months ended September 30, 2018 and $1.4 million for the nine months ended September 30, 2017. The benefit for the first nine months of 2018 was comprised of a $0.4 million benefit related to our Canadian operations, a $0.4 million benefit related to uncertain tax positions discussed above and a $0.4 million refund of previously paid interest related to the 2016 settlement of an appeal with Canada Revenue Agency on uncertain tax positions. The tax expense for the first nine months of 2017 was mainly the result of the third quarter 2017 activity described above. The U.S. federal tax benefit resulting from our U.S. operations for the first nine months of 2018 and 2017 of $2.1 million and $11.9 million, respectively, were offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.
We have evaluated the provisions of U.S tax reform enacted in December 2017. At December 31, 2017, we performed a preliminary assessment of the net effects of tax reform and recognized a reasonable estimate of the impact in our year-end 2017 financial statements. As we did not have all the necessary information to analyze all income tax effects of tax reform, we continued to evaluate tax reform and completed our analysis as of September 30, 2018. Based on our final analysis of cumulative undistributed foreign earnings through December 31, 2017, we recorded a one-time increase to taxable income of $17.8 million for the deemed repatriation. No additional tax expense was recorded related to the mandatory deemed repatriation of foreign earnings due to the use of our 2017 net operating loss that was previously offset by a valuation allowance.
Beginning in 2018, the provisions of U.S. tax reform may also trigger a taxable deemed dividend to the extent that the annual earnings of our foreign subsidiaries exceed a specified threshold based on the value of tangible foreign operating assets. The deemed dividend, if any, from this global intangible low-taxed income (“GILTI”) may be offset by the use of other tax attributes. We are allowed to make an accounting policy choice to either treat any taxes on GILTI inclusions as a current-period expense when incurred or factor such amounts into our measurement of our deferred taxes. We have elected to treat any future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred.
Net Loss
Net loss was $4.7 million in the third quarter of 2018 compared to $6.3 million in the third quarter of 2017 and $16.4 million in the first nine months of 2018 compared to $29.4 million in the first nine months of 2017. The decrease in net loss between the third quarter of 2017 and the third quarter of 2018 was primarily due to a decrease in amortization expense associated with our seismic data library offset by an increase in SG&A expenses due to the Cash Payment. The decrease in net loss between the first nine-month periods of 2017 and 2018 was primarily due to a decrease in amortization expense associated with our seismic data library and an increase in income tax benefit partially offset by a decrease in total revenues, an increase in SG&A expenses due to the Cash Payment and a $4.5 million goodwill impairment charge.

Liquidity and Capital Resources
As of September 30, 2018, we had $81.5 million in consolidated cash, cash equivalents and short-term investments, including $0.1 million of restricted cash. Cash held by our foreign subsidiaries fluctuates throughout the year and at September 30, 2018, was approximately $2.1 million in Canada and $0.2 million in Mexico. Historically, the cash held by our foreign subsidiaries was reinvested indefinitely and was generally subject to U.S. income tax only upon repatriation to the U.S. However, U.S. tax reform enacted in 2017 imposed a one-time transition tax on the deemed repatriation of cumulative undistributed foreign earnings. We analyzed our foreign working capital and cash requirements and the potential tax liabilities that would be attributable to a repatriation and repatriated approximately $20.8 million of cash from Canada in the third quarter of 2018 as a one-time distribution that was previously deemed to be permanently reinvested.
Our primary sources of liquidity are cash on hand and cash generated from operations.
9½% Senior Unsecured Notes: On March 20, 2013, we issued in a private placement $250.0 million aggregate principal amount of our 9½% Senior Notes. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. The notes mature on April 15, 2019. We are currently evaluating our options to refinance all or a portion of the 9½% Senior Notes; however, no firm plans for refinancing have been reached to date. To the best of our knowledge, we were in compliance with all covenants contained in the indenture governing our 9½% Senior Notes at September 30, 2018.
Cash Flows from Operating Activities: Cash flows provided by operating activities were $31.5 million and $44.3 million for the nine months ended September 30, 2018 and 2017, respectively. Operating cash flows for 2018 decreased from 2017 primarily due to lower collections on acquisition underwriting revenue, the $5.6 million Cash Payment and higher income tax payments, partially offset by lower payments of annual incentive compensation.
Cash Flows from Investing Activities: Cash flows used in investing activities were $18.4 million and $20.9 million for the nine months ended September 30, 2018 and 2017, respectively. Cash expenditures for seismic data were $17.7 million and $20.5 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in cash invested in seismic data for 2018 compared to 2017 was due to a lower cost per square mile of the specific data being acquired primarily due to the geographic location of the surveys and also due to a reduction in cash purchases of seismic data, partially offset by working capital changes.
Cash Flows from Financing Activities: Cash flows used in financing activities were $2.1 million and $0.2 million for the nine months ended September 30, 2018 and 2017. The increase from 2017 was due to $1.9 million in cash dividends paid to our parent company, Seitel Holdings, Inc. in the third quarter of 2018.
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
Deferred Taxes
As of September 30, 2018, we had a net deferred tax liability of $0.9 million attributable to our Canadian operations. In the United States, we had a federal deferred tax asset of $58.6 million, which was fully offset by a valuation allowance. The recognition of the U.S. federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the federal deferred tax asset will be realized. As of September 30, 2018, it was more likely than not that all of the U.S. federal deferred tax asset will not be realized. Additionally, in the U.S., we had a state deferred tax asset of $0.8 million which was almost fully offset by a valuation allowance. The remaining state deferred tax asset of approximately $45,000 was recognized as it is more likely than not that the state deferred tax asset will be realized. Lastly, we had a deferred tax asset of $0.2 million related to our operations in Mexico that was recognized as of September 30, 2018 as it is more likely than not that the Mexico deferred tax asset will be realized.
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
Capital Expenditures
During the nine months ended September 30, 2018, capital expenditures for seismic data and property and equipment amounted to $17.3 million on a gross basis and $8.1 million on a net cash basis. Our capital expenditures for the first nine months of 2018 are comprised of the following (in thousands):

Nine Months Ended September 30, 2018
New data acquisition	$12,798
Cash purchases and data processing	2,963
Non-monetary exchanges	1,362
Property and equipment	208
Total capital expenditures	17,331
Less: Non-monetary exchanges	(1,362)
Changes in working capital	1,893
Cash investment per statement of cash flows	$17,862
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

Nine Months Ended September 30, 2018
Total capital expenditures	$17,331
Less: Non-monetary exchanges	(1,362)
Cash underwriting revenue	(7,914)
Net cash capital expenditures	$8,055
As of November 5, 2018, we had capital expenditure commitments related to data acquisition projects of approximately $19.1 million, of which we have obtained approximately $12.5 million of cash underwriting. We expect approximately $3.5 million of our committed net cash capital expenditures to be incurred in 2018 with the remainder being incurred in 2019. See discussion of our sources of liquidity under “Liquidity and Capital Resources” beginning on page 36 of this Quarterly Report.

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
Additionally, certain intercompany balances between our U.S. and Canadian subsidiaries and a portion of cash held by our Canadian subsidiaries are denominated in U.S. dollars. Since this is not the functional currency of our Canadian subsidiary, the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign exchange risk as it relates to these balances. A sensitivity analysis on the balance as of September 30, 2018 indicates that if the U.S. dollar strengthened or weakened 3% (determined using an average of the last three years’ historical exchange rates) against the Canadian dollar, the effect upon our Consolidated Statements of Operations would be less than $0.1 million.
We have not had any significant changes in our market risk exposures during the quarter ended September 30, 2018.

Item 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and President along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2018 were not effective due to the material weakness in internal control over financial reporting described below and previously disclosed in our Form 10-Q for the period ended June 30, 2018.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Oversight Board (“PCAOB”) Audit Standard 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness which has caused management to conclude that as of September 30, 2018 our internal control over financial reporting were not effective at the reasonable assurance level.

Effective April 1, 2018, the Company adopted Financial Accounting Standards Board Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles - Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment” and performed a goodwill impairment test as of June 30, 2018. When performing the goodwill impairment test at June 30, 2018 pursuant to this new standard, the Company initially made an adjustment for foreign currency translation adjustments when determining the carrying amount of the Company’s reporting unit as of June 30, 2018. The Company’s independent auditors submitted that this adjustment should not be made. Upon further review of the ASU and discussion with an outside consultant, the Company determined that this adjustment should not be made and revised the amount of the goodwill impairment recorded in its financial statements. The issue was resolved prior to the issuance of the Company’s June 30, 2018 financial statements and disclosure of the issue was made to the Company’s Audit Committee.

As of September 30, 2018, the Company has not remediated the material weakness described above since it has not performed a quantitative goodwill impairment test since June 30, 2018. However, the Company will be performing its annual assessment of the recoverability of goodwill as of October 1, 2018 utilizing a quantitative assessment. The Company plans to test the internal controls surrounding the goodwill impairment test in the fourth quarter of 2018 to provide evidence that the material weakness has been remediated.
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

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Part I, Item 1, Note J to Condensed Consolidated Interim Financial Statements, which is incorporated herein by reference.

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

Item 6.	EXHIBITS

Exhibit No.		Description

3.1		Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).
3.2		Bylaws of Seitel, Inc. (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).
10.1	†	Seitel Holdings, Inc. 2018 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on October 9, 2018).
10.2	†
Form of CEO Stock Option Agreement for the Seitel Holdings, Inc. 2018 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on October 9, 2018).

10.3	†
Form of Stock Option Agreement for the Seitel Holdings, Inc. 2018 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.3 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on October 9, 2018).

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

SEITEL, INC.

Date: November 8, 2018	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date: November 8, 2018	/s/ Marcia H. Kendrick
Marcia H. Kendrick
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)